Form 10QSB
period 1996-03-31
SARATOGA BRANDS INC
filed 1996-05-24
CIK 868075

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
     1934

                         Commission file number 0-19721

                              SARATOGA BRANDS INC.
       (Exact name of small business issuer as specified in its charter)

           New York                                      13-3413467
(State or other jurisdiction of             (I.R.S. Employer identification no.)
 incorporationor organization)

               1835 Swarthmore Avenue, Lakewood, New Jersey 08701
                    (Address of principal executive offices)

                                 (908) 363-3800
                          (Issuer's telephone number)

                       ---------------------------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity as of May 14, 1996

          Title of Each Class                   Number of Shares Outstanding
Common Stock, $.01 par value per share                   5,691,791

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
                                     INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


             Consolidated Unaudited Balance Sheet at March 31, 1996         3-4

             Consolidated Unaudited Statements of Operations the
               Three Months Ended March 31, 1996 and 1995                   5

             Consolidated Unaudited Statements of Cash Flows the
                Three Months Ended March 31, 1996 and 1995                  6

             Notes to Consolidated Unaudited Financial Statements           7-14

Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                               15


PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                               16

PART 1 - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS



                     SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED UNAUDITED BALANCE SHEET
                                 MARCH 31, 1996

          ASSETS

Current Assets:
         Cash                                                                $ 3,329,581

         Accounts receivable net of allowance for doubtful accounts
              of $97,844  (Note 2)                                             1,419,080

         Inventories (Note 2)                                                  1,128,660

         Notes Receivable- Related Party (Note 2)                                713,591

         Prepaid expenses and other current assets                               174,518
                                                                             -----------

              Total current assets                                             6,765,430

Property and equipment - net (Note 3)                                          1,771,219

Other assets                                                                     299,490

Intangible Assets (Note 2)                                                       900,676

Excess of cost over fair value of assets acquired (Note 2)                     8,304,755
                                                                             -----------

         TOTAL ASSETS                                                        $18,041,570
                                                                             ===========

     The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 1996


        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES

Current Liabilities:
        Loans payable (Note 4)                                                   $    114,180

        Accounts payable and accrued expenses                                       2,488,865

        Current portion of capital leases payable                                      62,428

        Current portion of long-term debt (Note 5)                                    463,503
                                                                                 ------------

          Total current liabilities                                                 3,128,976

Long-term debt (Note 5)                                                             3,392,635

Convertible Debentures (Note 5)                                                     3,135,300

Capital leases payable (Note 6)                                                       178,778
                                                                                 ------------

        Total liabilities                                                           9,835,689
                                                                                 ------------

Contingencies (Note 10)

        STOCKHOLDERS' EQUITY           (Note 9)

Preferred stock                                                                       566,703
        Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 23.5 shares are issued and outstanding.

Common stock                                                                           46,528
        Par value $.01 - 25,000,000 shares authorized, 4,652,837 shares issued and outstanding

Treasury Stock                                                                           (645)
        4,593 common shares stated at cost

Additional paid-in-capital                                                         19,573,428

Accumulated deficit                                                               (11,980,133)
                                                                                 ------------

        Total Stockholders' Equity                                                  8,205,881
                                                                                 ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 18,041,570
                                                                                 ============



  The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                          1996           1995
                                                          -------------------------
Net sales                                                 $4,124,021     $2,872,886

Cost of sales                                              3,422,848      1,945,732
                                                          -------------------------

Gross profit                                                 701,173        927,154

Selling, general and administrative expenses                 366,475        734,228

Amortization of excess of cost over fair value
of assets acquired                                            53,958         76,148
                                                          -------------------------

Income from operations before interest and
income taxes                                                 280,740        116,778

Interest (income) expense - net                              132,032         99,572

Income taxes (Note 7)                                              0              0
                                                          -------------------------

Net earnings from continuing operations                      148,708         17,206

Earnings from operations of discontinued
businesses                                                         0         67,609
                                                          -------------------------

Net earnings                                              $  148,708     $   84,815
                                                          =========================


EARNINGS PER COMMON SHARE

Earnings from continuing operations                       $     0.04     $     0.01
Income from discontinued operations and
marketable securities                                     $     0.00     $     0.04
                                                          -------------------------

Total earnings per share                                  $     0.04     $     0.05
                                                          =========================

Weighted average shares used in computation                3,862,081      1,645,676



     The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                       1996             1995
                                                                       ---------------------------
Cash Flows from operating activities:
             Net earnings                                              $  148,708       $   84,815
Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
             Income on sale of equipment                                  (60,000)               0
             Depreciation and amortization                                146,812           78,256
             Issuance of common stock for services                        (40,000)               0
             Deferred income                                               13,310                0
             Adjustments for discontinued operations                            0         (164,843)
             (Increase) decrease in accounts receivable                   209,024           24,958
             Due from factor                                             (267,460)               0
             Increase in miscellaneous receivable from affiliates          (3,024)         (30,207)
             (Increase) decrease in inventory                              14,883                0
             Decrease in prepaid expenses                                 (64,127)          96,524
             Increase in accounts payable and accrued expenses           (857,984)         (53,249)
                                                                       ---------------------------

             Net cash used in operating activities                       (759,858)          36,254
                                                                       ---------------------------

Cash flows from investing activities:
             Purchase of fixed assets                                     (86,368)        (150,427)
             Cash obtained in business acquisitions                         7,381                0
             Sale of idel equipment                                        60,000                0
                                                                       ---------------------------

             Net cash used in investing activities                        (18,987)        (150,427)
                                                                       ---------------------------

Cash flows from financing activities:
             Proceeds from notes payable                                  200,000          276,981
             Proceeds from sale of debentures                           4,027,549                0
             Proceeds from sale of common shares                                0          332,199
             Capital leasing transactions                                  28,800           95,899
             Capital lease repayments                                     (14,523)               0
             Decrease in Leases Receivable                                      0          222,393
             Repayment of notes payable                                  (137,078)        (828,045)
                                                                       ---------------------------

             Net cash provided by (used in) financing activities        4,104,748           99,427
                                                                       ---------------------------

Increase (decrease) in cash                                             3,325,903          (14,746)

Cash at beginning of period                                                 3,678          107,608
                                                                       ---------------------------

Cash at end of period                                                  $3,329,581       $   92,862
                                                                       ===========================

Supplemental Disclosure:
             Interest paid                                             $   43,407       $  101,753
                                                                       ===========================

Summary of Non Cash Investing Activities:
             Common Stock issued for acquisitions                      $        0       $2,315,445
                                                                       ===========================


     The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 --ORGANIZATION AND BUSINESSES

         Saratoga Brands Inc., ("the Company") a New York corporation, was incorporated on June 12, 1987. From approximately 1987 through September 30, 1993, the Company manufactured and distributed potato and vegetable chips and distributed other snack food products. The Company incurred substantial losses from inception and, in an effort to stem such losses, the Company decided on September 30, 1994 to discontinue its snack food business.

         On January 28, 1994, the Company acquired Saratoga Technology Inc. ("Tech"), a Company which was engaged in designing, marketing and selling a variety of personal computers for the consumer and service oriented commercial markets. A significant portion of Tech's revenues had been derived from the sale of microcomputers through direct mail channels. During the year, Tech had been incurred difficulties with its major contract supplier, and as a result has been unable to secure continuing direct mail contracts. The business was damaged severely and as a result Tech filed an action in the United States Federal Court against its former supplier. (See exhibit 99) Due to the damages suffered leading to the aforementioned lawsuit, the Company decided to discontinue the operations of Tech effective December 30, 1994.

         On August 26, 1994, the Company entered the specialty cheese industry, through the acquisition of Cucina Classica Italiana, Inc. ("CCI"), a company located in Lakewood, New Jersey engaged in the production, importation and distribution of premium cheeses and Italian foods. CCI operates a Wisconsin facility, which manufactures a variety of Italian and Greek cheeses including the Bel Paese(R) brand which has had strong presence in the United states for over 75 years.

         On December 30, 1994, the company acquired JR's Delis, Inc. ("JR") a Rhode Island based catering and distribution business. JR sells deli products to more than 900 convenience stores and retail outlets in Rhode Island, Massachusetts and Connecticut.

         On April 29, 1996, (effective January 1, 1996), the Company acquired Deli King, Inc. ("Deli"), a food processor, distributor and mobile catering business serving Rhode Island, eastern Connecticut and southeastern Massachusetts. Deli will be integrated with JR and both will operate out of Deli's modern commissary facility in West Warwick, Rhode Island.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its five wholly-owned subsidiaries: CCI, JR, Deli, Snacks, and Tech through March 31, 1996, with the exception of the financial statements of Deli which are included only from January 1, 1996, the effective date of acquisition. The consolidated balance sheets reflect the accounts of the Company and its five wholly-owned subsidiaries. The acquisitions were recorded as purchases. In consolidation all inter company balances are eliminated.


INVENTORIES

         Inventories are stated at the lower of cost or market. The components of inventories at March 31, 1996 were as follows:


                 Raw            Finished     Promotional
              Materials           Goods       Materials         Total
            -----------------------------------------------------------
              $312,730          $776,267       $39,653       $1,128,660
            ===========================================================

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

DEPRECIATION AND AMORTIZATION

         Depreciation of fixed assets is computed utilizing the straight-line method over the estimated useful lives of the related assets which range from 5 to 31 years. Amortization of leasehold improvements has been provided for on a straight-line basis over the term of the related lease, including renewal period, which is not in excess of the estimated useful lives of the improvements.

REVENUE RECOGNITION

         Revenues are recognized upon shipment of product.

PER SHARE DATA

         The per share data has been calculated using the weighted average number of Common Shares outstanding during each period presented. Outstanding options and warrants have been excluded from the computation due to their antidilutive effect. The effect of the conversion of the Debentures (Note 6) have been included in the calculation as if all of the outstanding debentures had been converted. The financial statements reflect share amounts after having given effect to a reverse stock split of 10:1 which became effective August 28, 1995.

EXCESS OF COST OVER FAIR MARKET VALUE OF ASSETS ACQUIRED, AND
INTANGIBLE ASSETS

         The Company evaluates the amortization period of the excess of cost over fair market value of assets acquired (goodwill) and intangible assets on an ongoing basis in light of changes in business conditions, events or circumstances that may indicate the potential impairment of goodwill or intangible assets. The intangible assets consist of $176,501 for trademark and proprietary technology licenses, $87,500 for import licenses and $636,675 for Deli King routes. The trademark and proprietary technology licenses are being amortized over 8 years, the import licenses are being amortized over 5 years and the Deli King routes over 10 years. The excess cost over the fair value of assets (less liabilities ) acquired is being amortized over 40 years. Goodwill at March 31, 1996 for each of the subsidiaries, consisted of the following:

                CCI                              $6,877,987
                JR                                1,271,442
                DELI                                155,326
                                                 ----------
                 TOTAL                           $8,304,755
                                                 ----------

CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

CONCENTRATIONS

         The Company does not have any single customers which account for more than 10% of the Company's trade receivables or sales. The Company's products are distributed nationally. Most of the Company customers are food retailers and distributors.

         Approximately 60% of CCI's sales volume relates to products which are purchased from Edigo Galbani, S.p.A., for which CCI holds exclusive License and Manufacture Agreements in a contract which runs to the year 2000 when it will come up for renewal, the loss would at this time have a material adverse effect on the revenues of CCI.

NOTES RECEIVABLE - RELATED PARTY

         Of this amount $ 225,428 represents an amount due the Company from Cucina Classica Italiana, S.p.A. relating to costs incurred by the Company on its behalf. Loans totaling $133,479 were made to Agama, Inc., a Company owned in part by the CEO of Saratoga, which loans are anticipated to be repaid in 1996. The balance of $354,684 is due the Company by Barry Witz, a director of Saratoga, and R II Partners, Inc., which amount is collateralized by 88,671 shares of common stock of Builders Warehouse Association, Inc. (BWAI) a company traded on the NASDAQ Small Cap Market System.

PROVISION FOR DOUBTFUL ACCOUNTS

         The Company periodically reviews and adjusts its provision for bad debts to reflect its experience.


FOREIGN CURRENCY TRANSACTIONS

         The Company imports products from various countries, however, all material transactions are denominated in United States currency.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3 -- PROPERTY AND EQUIPMENT - NET

Property and equipment - net consisted of the following at March 31, 1996

             Land                                   $    52,361
             Buildings                                  239,976
             Furniture & Equipment                    1,665,138
             Vehicles                                   719,534
             Leasehold Improvements                     354,984
             Construction in Progress                    54,147
                                                    -----------
                  Total Cost                          3,086,140
             Less Accumulated Depreciation           (1,314,921)
                                                    -----------
                  Net                               $ 1,771,219
                                                    ===========


         The Property, Plant and Equipment includes $217,514 in fixed assets which were acquired using capital leases.


NOTE 4 -- LOANS PAYABLE

         JR has short term loans totaling $14,180 with Banca Nazionale which bears interest at the prime rate and is due on demand.

         Deli has a short-term loan in the amount of $ 100,000 with Centreville Savings Bank which bears interest at 9 1/2% and is due on demand.


NOTE 5 --  LONG-TERM DEBT

         The Company arranged for short term loans totaling $617,000, for which the entire amount was outstanding at the balance sheet date. These loans were unsecured and bore interest at 8% per year and subsequent to the balance sheet date they were converted to common stock of the Company, and in accordance with Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the Company has classified these loans as non-current liabilities.

         CCI has a term loan with BNY Financial Corporation of which the current
balance is $297,701, $70,800 being the current portion thereof.   This loan
bears interest at the prime rate plus one percent.

         On March 14, 1995, CCI agreed to assume the debt of its wholly owned subsidiary, Nostrano, Inc. CCI did so under the duress imposed by three of the five Italian Banks who on February 17, 1995, filed an action under 303(b) of Title 11, when CCI was not indebted to any of them. The information herein below reflects the information contained in CCI's books and records which resulted from the petitioning banks' coercion. Please refer to Note 10--Contingencies as to CCI's efforts to reverse the aforestated status.

         Prior to March 14, 1995, Nostrano, Inc. a wholly owned subsidiary of CCI, together with CCI were negotiating with the five Italian Banks to restructure Nostrano's debt to the Banks to allow for further and new senior

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

debt up to $3,000,000 for growth. The credit agreement was entered into on March 14, 1995 between CCI and the New York branches of Banca Nazionale del Lavorno S.p.A., Banco di Sicilia S.p.A. , Banca Commerciale Italiana, Bancario San Paolo di Torino and Banca Populare di Milano and provides for minimal annual payments of $300,000 for 1995, 1996, 1997, 1998 and 1999.

         As of the balance sheet date, there was an indebtedness to the five banks which is reflected on the consolidated unaudited balance sheet as follows:


            Banca Nazionale del Lavoro S.p.A. - New York Branch       $1,189,721
            Banca di Sicilia S.p.A. - New York Branch                    622,776
            Banca Commerciale Italiana - New York Branch                 389,073
            Istituto Bancario San Paolo di Torino - New York Branch      218,247
            Banca Populare di Milano - New York Branch                   373,313
                                                                      ----------
                                                                      $2,793,130

         The current portion due the Italian Banks is $300,000. The Agreement provides for interest to the banks at prime rate through maturity of the note and 3% over prime thereafter. It calls for monthly installments to the banks in the aggregate of $25,000 per month plus accrued interest, which payment shall be received no later than the 10th of each calendar month.

         In addition to the regular monthly installments, CCI shall pay to the banks in respect of the principal of the Bank Debt, within 30 days after the end of each calendar quarter, an amount equal to 20% of CCI's consolidated net cash flow for such fiscal quarter; provided however, that in no event shall the amount of principal of the Bank Debt required to be paid for any fiscal year of CCI (inclusive of regular monthly installments of principal payable under this Agreement) exceed $600,000.

         On January 31, 1998, if CCI has not sooner reduced the principal amount of the Bank Debt to $1,500,000, CCI shall make a mandatory payment of principal so as to reduce the outstanding principal amount of the Bank Debt to $1,500,000.

         CCI shall be required to pay the outstanding principal of the Bank Debt, and all accrued and unpaid interest in full on the maturity date, which is January 31, 2000. Each amount of principal or interest required to be paid on the Bank Debt shall be paid to the Banks severally, in proportions corresponding to their respective Bank Percentages. The Bank Debt is guaranteed by three of CCI's wholly owned subsidiaries, Nostrano, Inc., Lensmire Cheese Factory, Inc. and Gailco, Inc. CCI may prepay the Bank Debt at any time in whole or in part, without penalty or premium.

         The security interest granted to the banks in the Agreement (other than the security interest in the assets of Nostrano, Inc.) shall be subject and subordinate to, and the Banks will agree to subordinate their debt to, the prior payment in full of up to $3,000,000 of indebtedness held by a bank or trust company.

         The foregoing does not purport to be a complete statement of all terms and conditions contained in the Agreement. Reference is made to Note 10--Contingencies for additional information regarding CCI's effort to reverse this transaction.

         JR has a $5,500 term loan all of which is the current, with Shawmut Bank, which bears no interest and has 11 monthly payments of $500 remaining. JR also has a balloon loan for $24,710 due on February 1, 1997 with Washington Trust, which bears interest at 11% and payments for interest only are being made on this loan. Both of the JR loans are secured by the personal guarantees of Jordan Russo, the President of JR, and a relative.

         The Company received proceeds of $4,479,000 from the issuance of 9% convertible debentures during the quarter ended March 31, 1996. At March 31, 1996, debentures representing a liability of $3,135,000 remain outstanding. Interest on the outstanding debentures does not accrue until after April 1, 1996.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 6 -- CAPITAL LEASES

         At the balance sheet, date the Company had capital leases totaling $ 241,206 of which $62,428 is the current portion.

NOTE 7 -- INCOME TAXES:

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, deferred tax balances are adjusted in periods that include the enactment of tax rate changes. The adoption of this statement, which was made on a prospective basis, did not have a material impact on the Company's financial condition or results of operations. Prior to 1993, the Company followed the accounting for income taxes prescribed by Statement No. 96.

         For the quarter ended March 31, 1996, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards and the current years loss. No credit for income taxes was reported as realization of any future benefit was not assured.


NOTE 8 --  RELATED PARTY TRANSACTIONS

         (1) Agama, Inc., a company owned in part by Mr. Halperin is indebted to the company in the amount $133,479. This loan is anticipated to be repaid within one year with interest.

         (2) R II Partners, Inc., a beneficial shareholder to the Company is indebted to the Company in the amount of $177,342. This amount is anticipated to be repaid within one year with interest.

         (3) Brite Lite Industries, Inc. a company owned by Mr. Witz, Chairman of the Company is indebted to the Company in the amount of $177,342. This amount is anticipated to be repaid within one year with interest.

NOTE 9 --  STOCKHOLDERS' EQUITY

         On August 28, 1995, a 1 for 10 reverse split of the Company's common stock was effectuated. All of the common share transactions described herein have been restated to reflect the effect of this reverse split.

         The Preferred Stockholders have no voting rights but are entitled to a priority of payment in the amount of the original subscription price paid for each Preferred Share ($16,667 to $25,000), plus a proportionate amount, as defined, on any remaining excess proceeds if there is, among other matters, a sale of all or substantially all of the shares or assets of the Company. The Preferred Stockholders are not entitled to specific dividends; however, should the Company declare any dividends on the common shares, the Preferred Stockholders will be entitled to receive dividends as if they had converted to common shares immediately prior to the dividend declaration. The holders of the Preferred Shares may convert, at their option, at any time, all or part of their shares into common shares. Holders of 29 Preferred Shares and certain holders of the Company's Debentures having had conversion rights with respect to an aggregate of 11.75 additional Preferred Shares granted the Company the right to require the conversion of their shares into common shares at any time on or after the filing by the Company of a registration statement with the Securities

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

and Exchange Commission for the purpose of offering for sale any of the Company's securities. Upon the closing of the Company's initial public offering of its common shares in September 1991, the Company exercised its right and converted said Preferred Shares and Debentures into common shares. Each outstanding Preferred Share is convertible into approximately 56 common shares, subject to certain adjustments as defined in the Amended Certificate of Incorporation. Subsequent to the initial public offering of the Company's common shares, holders of eight Preferred Shares converted into common shares.

         The Company has reserved, in aggregate, 1,527 common shares for possible future issuance to Preferred Stockholders in the event of conversion.


NOTE 10 -- CONTINGENCIES

         The Company is party to a lawsuit brought by an employee of a former subsidiary for breach of his employment contract. The Company has denied liability and has filed a counterclaim for misrepresentation.

         Any losses, which may be incurred by the Company connected with these matters, have been reflected in Snack's loss from discontinued operations.

         Additionally, the Company is party to several other lawsuits as detailed below:

Cucina Classica Italiana, Inc.

V. Banca Nazionale del Lavoro S.p.A., Banco di Sicilia S.p.A., Banca Commerciale Italiana, Istituto Bancario San Paolo di Torino, and Banca Populare di Milano

         CCI filed an action on February 15, 1996 in The United States District Court for the Southern District of New York alleging RICO violations, fraud and abuse of process amongst the causes of action against Banca Nazionale del Lavoro S.p.A., Banco di Sicilia S.p.A., and Banca Commerciale Italiana. The action was in response to the aforesaid defendants having filed an action against CCI under
Section 303(b) when CCI was not indebted to any of the defendants. The law firm and a partner in that firm were also named as defendants for their participation in the filing.

         The relief sought by CCI includes money damages in addition to rescission of a contract to pay the debts of Nostrano, Inc., a subsidiary of CCI, which CCI agreed to as a condition of the banks releasing CCI from the involuntary proceeding.

         Two other banks, Istituto Bancario San Paolo di Torino, and Banca Populare di Milano were also named as defendants, but only as part of the rescission causes of action, Neither had participated in the filing.

Saratoga Brands, Inc.
V.       J. Reisman & Sons, Inc.

         On April 12, 1995, the Company filed a complaint in U.S. District Court, Southern District of New York, against J. Reisman & Sons, Inc. ("Reisman"), seeking relief for damages caused by Reisman's inducing of Michael Daskalovitz, an officer of the Company and General Manager of Snacks through October 14, 1994 and a director the Company through August 16, 1994, to breach his contractual obligations and fiduciary responsibilities to the Company to form a new company, Direct Snacks, Inc ("DSI"). DSI coerced a majority of Snack's contractually obligated independent sub distributors for the purpose of distributing Reisman products prior to Reisman terminating its distribution agreement with the Company on October 15, 1994.

         The Company alleges that Reisman has caused financial damages to the company in excess of $500,000. Schneck Weltman Hashmall & Mischel

V.       Saratoga Brands, Inc.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         On May 23, 1994, Schneck Weltman Hashmall & Mischel ("Schneck") commenced an action against the Company claiming damages alleged unpaid legal fees in the amount of $92,591, together with interest, costs and disbursements. The Company denied the substantive claim and is seeking damages on six counterclaims raising issues in the general nature of malpractice. Schneck denies the Company's claims in substance. Certain written discovery devices were served upon Schneck, and as of the date hereof, none of them have been answered. Discovery in the nature of an oral deposition was served upon Schneck by the Company, and those depositions have not taken place.

         Management believes that the ultimate outcome of any of the aforementioned lawsuits will not have a material adverse effect on the Company's financial position and future operations.


NOTE 11 -- COMMITMENTS

         Leases

         The Company and its subsidiaries maintain office, warehouse and processing facilities pursuant to an operating leases as detailed below.

CCI leases a 20,000 square foot facility at 1835 Swarthmore Avenue, Lakewood, New Jersey 08701, of which approximately 3,000 square feet serves as office space. This facility serves as CCI's headquarters as well as a shredding and grating operation and warehouse. The facility is a fireproof high bay warehouse located on 3.5 acres with ample expansion potential. The warehouse contains 13,000 cubic feet of cooler space. This facility is leased from Arthur Sommers at a basic rent of $6,642.68 per month or $79,712 annually. The lease has a five year term, with no rent escalation and an option to renew for an additional five years at an annual rent of $91,975.

         Rent expense for the quarters ended March 31, 1996 and 1995 were approximately $23,157 and $21,126, respectively.

         Factoring Agreement

         On June 15, 1995, CCI entered into a factoring agreement with BNY Financial Corporation ("BNYF") for three years that is renewable after the initial period. The agreement states that CCI would be required to factor substantially all of its trade receivables and would in return receive immediate cash credit for a major portion of these factored receivables as well as a portion of the finished goods inventory. The factoring fee is .7% of the invoice amount and 1% over prime on the amount advance under the factoring agreement. The factoring agreement provides CCI with an ability to receive advances collateralized by invoices and inventory of $2.0 million and letters of credit in favor of suppliers of an additional $1.0 million. CCI has pledged all of accounts receivable, inventories, real estate and equipment as collateral for this credit agreement. The group of 5 Italian banks party to a Credit agreement with CCI have subordinated to the BNYF credit agreement in the amount of $3.0 million.

         This agreement has covenants in regards to minimum factoring of invoices, minimum net worth, quick ratio and profitability on a standalone basis. The agreement provides for covenant violation penalties which include increased interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes thereto.

         Results of operations from Snacks and Tech have been presented as discontinued operations.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
1995

         Net sales for the quarter ended March 31, 1996 were $4,124,021 compared with $2,872,886 in 1995. The Company generated gross profit of $ $701,173 or 17% in 1996, verses $927,154 or 32.3% in 1995. The decrease in gross profit margin is the result of the inclusion in the consolidated results of $907,710 of net sales generated by Deli King. Excluding these lower gross profit generating sales, the gross profit as a percentage on comparable sales was 22.9%.

          Selling, general and administrative expenses were $366,475, and $734,228 in 1996 and 1995, respectively.

         Management expects gross margins and net operating profits to improve as the Company continues to integrate its acquisitions and take advantage of the economies of scale, the discontinuance of unprofitable products, and the launching of new products. To this end, the Company is consolidating the buying power and resources of its subsidiaries. This consolidation is expected to continue through fiscal 1996.

         The Company reported no provision for income taxes for the quarter ended March 31, 1996 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

         The earnings from operating businesses for the quarter ended March 31, 1996 was $148,708, verses $17,206 in 1995. Net income was $148,708 in the first quarter of 1996 verses a $84,815, in 1995. Earnings per common share from the operating businesses were $ .04 in the quarter ended March 31, 1996 verses $0.01 in 1995 on weighted average shares of 3,862,081 and 1,645,676.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996 the Company had a net worth of $8,205,881 compared with $3,643,830 at March 31, 1995. The Company was able to convert loans outstanding in the amount of $617,000 by issuing shares of its common stock in private transactions which contributed to the Company's equity.

         Additionally, the Company had $3,135,000 in 9% debentures outstanding at the end of the quarter ended March 31, 1996 which are convertible into the common stock of the Company at a rate that depends on certain market conditions.

         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.
PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         (b) Reports filed on Form 8K

                  None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized




                                         SARATOGA BRANDS INC.
                                         --------------------
                                             (Registrant)




Date:  May 21, 1996                 By:  /s/ Scott G. Halperin
                                         --------------------------
                                         Scott G. Halperin
                                         Chief Executive Officer
                                         Treasurer



Date:  May 21, 1996                 By:  /s/ Bernard F. Lillis, Jr.
                                         --------------------------
                                         Bernard F. Lillis, Jr.
                                         Chief Accounting Officer
                                         Chief Financial Officer