Form 10QSB
period 1996-06-30
SARATOGA BRANDS INC
filed 1996-08-19
CIK 868075

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended June 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
    1934

                         Commission file number 0-19721

                              SARATOGA BRANDS INC.
        (Exact name of small business issuer as specified in its charter)

                           New York                                            13-3413467
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer identification no.)

               1835 Swarthmore Avenue, Lakewood, New Jersey 08701
                    (Address of principal executive offices)

                                 (908) 363-3800
                           (Issuer's telephone number)
                        ---------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section
    13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
    (2) has been subject to such filing requirements for the past 90 days.
    Yes ...X.. No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1996


              Title of Each Class             Number of Shares Outstanding
     Common Stock, $.01 par value per              6,383,945

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                  Consolidated Unaudited Balance Sheet at June 30, 1996                                            3-4

                  Consolidated Unaudited Statements of Operations for the Three and Six Months
                    Ended June 30, 1996 and 1995                                                                   5

                  Consolidated Unaudited Statements of Cash Flows for the Six Months Ended
                     June 30,  1996 and 1995                                                                       6

                  Notes to Consolidated Unaudited Financial Statements                                             7-14

Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                      15-17


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                                 18

PART 1 - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS



                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED UNAUDITED BALANCE SHEET
                                  JUNE 30, 1996


           ASSETS
           ------
Current Assets:
          Cash                                                          $ 2,125,266

          Accounts receivable net of allowance for doubtful accounts
               of $89,992  (Note 2)                                       1,144,500

          Inventories (Note 2)                                            1,012,300

          Notes Receivable- Related Party (Note 2)                          713,591

          Prepaid expenses and other current assets                         288,904
                                                                        -----------

               Total current assets                                       5,284,561

Property and equipment - net (Note 3)                                     3,673,856

Other assets                                                                614,723

Intangible Assets (Note 2)                                                  947,051

Excess of cost over fair value of assets acquired (Note 2)                8,265,575
                                                                        -----------

          TOTAL ASSETS                                                  $18,785,766
                                                                        ===========



  The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 1996


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

         LIABILITIES
         -----------

Current Liabilities:
         Loans payable (Note 4)                                               $    112,340

         Accounts payable and accrued expenses                                   2,892,832

         Current portion of capital leases payable                                  76,898

         Current portion of long-term debt (Note 5)                                281,504
                                                                              ------------

           Total current liabilities                                             3,363,574

Long-term debt (Note 5)                                                          3,871,109

Convertible Debentures (Note 5)                                                  1,308,300

Capital leases payable (Note 6)                                                    175,408
                                                                              ------------

         Total liabilities                                                       8,718,391
                                                                              ------------

Contingencies (Note 10)

         STOCKHOLDERS' EQUITY  (Note 9)
         --------------------

Preferred stock                                                                    566,703
         Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 23.5 shares are issued and outstanding

Common stock                                                                        63,839
         Par value $.01 - 25,000,000 shares authorized, 6,383,945 shares issued and outstanding

Treasury Stock                                                                        (645)
         4,593 common shares stated at cost

Additional paid-in-capital                                                      21,278,214

Accumulated deficit                                                            (11,840,736)
                                                                              ------------

         Total Stockholders' Equity                                             10,067,375
                                                                              ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 18,785,766
                                                                              ============



  The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

                                                    For the Three Months          For the Six Months
                                                       Ended June 30,               Ended June 30,
                                                     1996          1995           1996          1995
                                                     ----          ----           ----          ----
Net sales                                         $3,161,121    $2,203,510     $7,285,142    $5,076,396

Cost of sales                                      1,869,879     1,595,887      5,292,727     3,541,618
                                                  ----------    ----------     ----------    ----------

Gross profit                                       1,291,242       607,623      1,992,415     1,534,778

Selling, general and administrative expenses         955,836       605,673      1,322,311     1,342,901

Amortization of excess of cost over fair value
of assets acquired                                    53,958        75,834        107,916       151,982
                                                  ----------    ----------     ----------    ----------

Income from operations before interest and
income taxes                                         281,448       (73,884)       562,188        39,895

Interest (income) expense - net                      142,051       111,123        274,083       210,695

Income taxes (Note 7)                                     --            --             --            --
                                                  ----------    ----------     ----------    ----------

Net earnings from continuing operations              139,397      (185,007)       288,105      (170,800)

Earnings from operations of discontinued
businesses                                                --       289,744             --       357,353
                                                  ----------    ----------     ----------    ----------

Net earnings                                      $  139,397    $  104,737     $  288,105    $  186,553
                                                  ==========    ==========     ==========    ==========


EARNINGS PER COMMON SHARE

Earnings from continuing operations               $     0.03    $    (0.11)    $     0.06    $    (0.10)

Earnings from discontinued operations and
marketable securities                             $     0.00    $     0.16     $     0.00    $     0.21
                                                  ----------    ----------     ----------    ----------

Total earnings per share                          $     0.03    $     0.05     $     0.06    $     0.11
                                                  ==========    ==========     ==========    ==========

Weighted average shares used in
computation                                        5,567,010     1,759,163      4,690,070     1,702,733


  The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,

                                                                           1996            1995
                                                                           ----            ----
Cash Flows from operating activities:
               Net earnings                                            $   288,105     $   186,553
Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
               Income on sale of equipment                                 (60,000)
               Depreciation and amortization                               265,540         172,733
               Provision for losses on accounts receivable                                 (29,000)
               Issuance of common stock for services                       (40,000)         (3,708)
               Deferred income                                              13,310
               Adjustments for discontinued operations                                    (216,388)
               Decrease in accounts receivable                             483,634       1,148,652
               Due from factor                                            (267,460)
               Increase in miscellaneous receivable from affiliates         (3,024)
               Decrease (increase) in inventory                            131,213        (112,288)
               Decrease in prepaid expenses                               (178,513)       (382,552)
               Increase in accounts payable and accrued expenses        (1,161,038)       (912,147)
                                                                       -----------     -----------

               Net cash used in operating activities                      (528,233)       (148,145)
                                                                       -----------     -----------

Cash flows from investing activities:
               Purchase of fixed assets                                 (1,880,098)       (161,649)
               Cash obtained in business acquisitions                        7,381               0
               Sale of idle equipment                                       60,000          18,600
                                                                                       -----------

               Net cash used in investing activities                    (1,812,717)       (143,049)
                                                                       -----------     -----------

Cash flows from financing activities:
               Proceeds from notes payable                                 750,000         276,981
               Proceeds from sale of debentures                          4,027,549
               Proceeds from sale of common shares                                       1,395,410
               Capital leasing transactions                                 40,972          81,515
               Decrease in Leases Receivable                                               222,393
               Repayment of notes payable                                 (355,983)     (1,646,840)
                                                                       -----------     -----------
               Net cash provided by (used in) financing activities       4,462,538         329,459
                                                                       -----------     -----------

Increase (decrease) in cash                                              2,121,588          38,265

Cash at beginning of period                                                  3,678         107,608
                                                                                       -----------

Cash at end of period                                                  $ 2,125,266     $   145,873
                                                                       ===========     ===========

Supplemental Disclosure:
               Interest paid                                           $   125,906     $   208,515
                                                                       ===========     ===========

Summary of Non Cash Investing Activities:
               Common Stock issued for acquisitions                    $   750,000     $         0
                                                                       ===========     ===========


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

         On January 28, 1994, the Company acquired Saratoga Technology Inc. ("Tech"), a Company which was engaged in designing, marketing and selling a variety of personal computers for the consumer and service oriented commercial markets. A significant portion of Tech's revenues had been derived from the sale of microcomputers through direct mail channels. During the year, Tech had been incurred difficulties with its major contract supplier, and as a result has been unable to secure continuing direct mail contracts, and as a result the Company decided to discontinue the operations of Tech effective December 30, 1994.

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

         On April 7, 1996, the Company acquired the operations of Dotties Caterers, Inc. ("Dotties"), a mobile catering business serving Rhode Island. Dotties will be integrated with JR and Deli and will operate out of a satellite facility in Pawtucket, Rhode Island.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries: CCI, JR, Deli, Dotties, Snacks, and Tech through June 30, 1996, with the exception of the financial statements of Deli which are included only from January 1, 1996, the effective date of acquisition, and the financial statements of Dotties which are included only as of April 7, 1996. The consolidated balance sheets reflect the accounts of the Company and its six wholly-owned subsidiaries. The acquisitions were recorded as purchases. In consolidation all inter company balances are eliminated.

INVENTORIES

         Inventories are stated at the lower of cost or market. The components of inventories at June 30, 1996 were as follows:

                    Raw            Finished        Promotional
                 Materials          Goods           Materials           Total
                 ---------          -----           ---------           -----
                 $187,259          $786,312          $38,729          $1,012,300
                 ========          ========          =======          ==========

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

EXCESS OF COST OVER FAIR MARKET VALUE OF ASSETS ACQUIRED, AND
INTANGIBLE  ASSETS

         The Company evaluates the amortization period of the excess of cost over fair market value of assets acquired (goodwill) and intangible assets on an ongoing basis in light of changes in business conditions, events or circumstances that may indicate the potential impairment of goodwill or intangible assets. The intangible assets consist of $167,701 for trademark and proprietary technology licenses, $90,000 for import licenses and $689,350 for Deli King routes. The trademark and proprietary technology licenses are being amortized over 8 years, the import licenses are being amortized over 5 years and the Deli King routes over 10 years. The excess cost over the fair value of assets (less liabilities ) acquired is being amortized over 40 years. Goodwill at June 30, 1996 for each of the subsidiaries, consisted of the following:


                                 CCI                         $6,832,662
                                 JR                           1,278,063
                                 DELI                           154,850
                                                             ----------
                                   TOTAL                     $8,265,575
                                                             ==========



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

         Approximately 60% of CCI's sales volume relates to products which are purchased from Edigo Galbani, S.p.A., for which CCI holds exclusive License and Manufacture Agreements in a contract which runs through December 31, 2000, when it will come up for renewal, the loss would at this time have a material adverse effect on the revenues of CCI.

NOTES RECEIVABLE - RELATED PARTY

         Of this amount $225,428 represents an amount due the Company from Cucina Classica Italiana, S.p.A. relating to costs incurred by the Company on its behalf. Loans totaling $133,479 were made to Agama, Inc., a Company owned in part by the CEO of Saratoga, which loans are anticipated to be repaid in 1996. The balance of $354,684 is due the Company by Barry Witz, a director of Saratoga, and R II Partners, Inc., which amount is collateralized by 88,671 shares of common stock of Builders Warehouse Association, Inc. (BWAI) a company traded on the NASDAQ Small Cap Market System.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




NOTE 3 -- PROPERTY AND EQUIPMENT - NET

Land                                                   $663,368
Buildings                                             1,595,389
Furniture & Equipment                                   546,835
Vehicles                                                938,310
Leasehold Improvements                                   46,827
Construction in Progress                                 76,617
                                             --------------------
     Total Cost                                       3,867,346
Less Accumulated Depreciation                         (193,490)
                                             --------------------
     Net                                             $3,673,856
                                             ====================



         The Property, Plant and Equipment includes $238,764 in fixed assets which were acquired using capital leases.


NOTE 4 -- LOANS PAYABLE

         JR has short term loans totaling $12,240 with Banca Nazionale which bears interest at the prime rate and is due on demand.

         Deli has a short-term loan in the amount of $ 100,000 with Roy LaCroix, Sr. The former owner of Deli King, Inc., which bears interest at 9 1/2% and is due on demand.


NOTE 5 --  LONG-TERM DEBT

         CCI has a term loan with BNY Financial Corporation of which the current balance is $285,383, $70,800 being the current portion thereof. This loan bears interest at the prime rate plus one percent.

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

         Prior to March 14, 1995, Nostrano, Inc. a wholly owned subsidiary of CCI, together with CCI were negotiating with the five Italian Banks to restructure Nostrano's debt to the Banks to allow for further and new senior debt up to $3,000,000 for growth. The credit agreement was entered into on March 14, 1995 between CCI and the New York branches of Banca Nazionale del Lavorno S.p.A., Banco di Sicilia S.p.A. , Banca Commerciale Italiana, Bancario San Paolo di Torino and Banca Populare di Milano and provides for minimal annual payments of $300,000 for 1995, 1996, 1997, 1998 and 1999.

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

         JR has a $4,000 term loan all of which is current, with Shawmut Bank, which bears no interest and has 8 monthly payments of $500 remaining. JR also has a balloon loan for $24,710 due on February 1, 1997 with Washington Trust, which bears interest at 11% and payments for interest only are being made on this loan. Both of the JR loans are secured by the personal guarantees of Jordan Russo, the President of JR, and a relative.

         The Company received proceeds of $4,479,000 from the issuance of 9% convertible debentures during the quarter ended March 31, 1996. The debentures are convertible into the common stock of the Company at a rate that depends on certain market conditions. At June 30, 1996 debentures representing a liability of $1,308,300 remain outstanding.

NOTE 6 -- CAPITAL LEASES

         At the balance sheet, date the Company had capital leases totaling $ 252,306 of which $76,898 is the current portion.

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

         For the quarter ended June 30, 1996, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards and the current years loss. No credit for income taxes was reported as realization of any future benefit was not assured.


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

         The Preferred Stockholders have no voting rights but are entitled to a priority of payment in the amount of the original subscription price paid for each Preferred Share ($16,667 to $25,000), plus a proportionate amount, as defined, on any remaining excess proceeds if there is, among other matters, a sale of all or substantially all of the shares or assets of the Company. The Preferred Stockholders are not entitled to specific dividends; however, should the Company declare any dividends on the common shares, the Preferred Stockholders will be entitled to receive dividends as if they had converted to common shares immediately prior to the dividend declaration. The holders of the Preferred Shares may convert, at their option, at any time, all or part of their shares into common shares. Holders of 29 Preferred Shares and certain holders of the Company's Debentures having had conversion rights with respect to an aggregate of 11.75 additional Preferred Shares granted the Company the right to require the conversion of their shares into common shares at any time on or after the filing by the Company of a registration statement with the Securities and Exchange Commission for the purpose of offering for sale any of the Company's securities. Upon the closing of the Company's initial public offering of its common shares in September 1991, the Company exercised its right and converted said Preferred Shares and Debentures into common shares. Each outstanding Preferred Share is convertible into approximately 56 common shares, subject to certain adjustments as defined in the Amended Certificate of Incorporation. Subsequent to the initial public offering of the Company's common shares, holders of eight Preferred Shares converted into common shares.

         The Company has reserved, in aggregate, 1,527 common shares for possible future issuance to Preferred Stockholders in the event of conversion.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10 -- CONTINGENCIES

Company is party to one material lawsuit as detailed below:

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

         Two other banks, Istituto Bancario San Paolo di Torino, and Banca Populare di Milano were also named as defendants, but only as part of the rescission causes of action. Neither had participated in the filing.


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

         Rent expense for the quarters ended June 30, 1996 and 1995 were approximately $25,542 and $21,126, respectively.

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

         Results of operations from Snacks and Tech have been presented as discontinued operations during 1995.


         BUSINESS STRATEGY

         Our greatest challenge is maintaining and accelerating our current operating momentum while directing our cash resources toward profitable high-return projects. To ensure a continued focus on building shareholder value, we have clearly defined operating and financial objectives and strategies.

         Our primary operating objective is to increase long-term operating cash flows through profitable increases in sales volume. We plan to achieve our operating objective through the continued implementation and execution of the following strategies:

                  - Creating and executing innovative and superior marketing programs.

                  - Balancing volume growth with improved margins and sustainable increases in market share.

                  - Developing profitable business partnerships with our customers.

                  - Increasing our investment in high-profit, high-volume distribution channels.

                  - Providing financial incentives to our employees which increase their focus on enhancing share-owner value.

         Our primary financial objective is to deliver a superior return on investment to our shareholders. We plan to achieve this objective through the continued implementation and execution of the following strategies:

                  - Maintaining a capital structure which maximizes our financial flexibility, given current investment opportunities.

                  - Identifying and completing acquisitions that result in long-term value.

                  - Allocating resources appropriately between capital expenditures, infrastructure, share repurchases, acquisitions, and debt repayment.

OPERATIONS OVERVIEW

In the opinion of management, the most meaningful comparison of operating results compares only earnings from continuing operations. Accordingly, "comparable" results in the following discussions represent the following:

                  - 1996 results all of which are from continuing operations.

                  - 1995 results excluding any gains or losses on discontinued businesses


         Results of Operations for the Three months Ended June 30, 1996 and 1995


         Net sales for the quarter ended June 30, 1996 were $3,161,121 compared with $2,203,510 in 1995. The Company generated gross profit of $ $1,291,242 or 41% in 1996, verses $607,623 or 28% in 1995. This gross profit increase is a result of increased purchasing power as well as aggressive buying strategies.

          Selling, general and administrative expenses were $955,836, and $734,228 in 1996 and 1995, respectively.

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

         The Company reported no provision for income taxes for the quarter ended June 30, 1996 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

         The earnings from continuing operations for the quarter ended June 30, 1996 were $139,397, verses a loss of $185,007 in 1995. Net income was $139,397 in the second quarter of 1996 verses $104,737, in 1995, which includes 289,744 from discontinued operations.

         Earnings per common share from the operating businesses were $0.03 in the quarter ended June 30, 1996 verses a loss of ($0.11) in 1995 on weighted average shares of 5,567,010 and 1,759,163, respectively.


         Results of Operations for the Six months Ended June 30, 1996 and 1995

         Net sales for the six months ended June 30, 1996 were $7,285,142 compared with $5,076,396 in 1995. The Company generated gross profit of $ $1,992,415 or 27% in 1996, verses $1,534,778 or 30% in 1995.

         Selling, general and administrative expenses were $1,322,311 and $1,342,901 in 1996 and 1995, respectively.

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

         The Company reported no provision for income taxes for the period ended June 30, 1996 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

         The earnings from continuing operations for the six months ended June 30, 1996 were $288,105, verses a loss of $170,800 in 1995. Net income was $288,105 in the first half of 1996 verses $186,553, in 1995, which includes $357,353 from discontinued operations.

Earnings per common share from the operating businesses were $0.06 in the six months ended June 30, 1996 verses a loss of ($0.10) in 1995 on weighted average shares of 4,690,070 and 1,702,733, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities.

         At June 30, 1996 the Company had a net worth of $10,067,375 compared with $4,808,782 at June 30, 1995. The Company was able to convert loans outstanding in the amount of $617,000 by issuing shares of its common stock in private transactions which contributed to the Company's equity.

                  Additionally, the Company had $1,308,300 in 9% debentures outstanding at the end of the quarter ended June 30, 1996 which are convertible into the common stock of the Company at a rate that depends on certain market conditions.

         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized




                                          SARATOGA BRANDS INC.
                                             (Registrant)




Date:  August 14, 1996                    By: /s/ Scott G. Halperin
                                              ---------------------
                                              Scott G. Halperin
                                              Chief Executive Officer
                                              Treasurer



Date:  August 14, 1996                    By: /s/ Bernard F. Lillis, Jr.
                                              --------------------------
                                              Bernard F. Lillis, Jr.
                                              Chief Accounting Officer
                                              Chief Financial Officer

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         (b) Reports filed on Form 8K

                  None