Form 10QSB
period 1996-09-30
SARATOGA BRANDS INC
filed 1996-11-20
CIK 868075

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996


[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          OF 1934

                          Commission file number 0-19721

                              SARATOGA BRANDS INC.
        (Exact name of small business issuer as specified in its charter)

          New York                                    13-3413467
(State or other jurisdiction of          (I.R.S. Employer identification no.)
incorporation or organization)

               1835 Swarthmore Avenue, Lakewood, New Jersey 08701
                    (Address of principal executive offices)

                                 (908) 363-3800
                           (Issuer's telephone number)
                        ---------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1996

            Title of Each Class                  Number of Shares Outstanding
      Common Stock, $.01 par value per                     7,953,101

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Consolidated Unaudited Balance Sheet at September 30, 1996                                 3-4

                  Consolidated Unaudited Statements of Operations for the Three and Nine Months
                    Ended  September 30, 1996 and 1995                                                         5

                  Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended
                     September 30,  1996 and 1995                                                              6

                  Notes to Consolidated Unaudited Financial Statements                                      7-14

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              15-17


PART II - OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K                                                   18

PART 1 - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED UNAUDITED BALANCE SHEET
                               SEPTEMBER 30, 1996

          ASSETS
Current Assets:
         Cash                                                            $ 1,551,452

         Accounts receivable net of allowance for doubtful accounts
              of $53,830(Note 2)                                           1,585,026

         Inventories(Note 2)                                                 812,150

         Notes Receivable- Related Party(Note 2)                             414,852

         Prepaid expenses and other current assets                           377,971
                                                                         -----------

              Total current assets                                         4,741,451

Property and equipment - net(Note 3)                                       3,428,329

Other assets                                                                 350,304

Intangible Assets(Note 2)                                                    967,578

Excess of cost over fair value of assets acquired(Note 2)                  8,401,708
                                                                         -----------

         TOTAL ASSETS                                                    $17,889,370
                                                                         ===========



The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 1996

        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES

Current Liabilities:
        Loans payable(Note 4)                                                   $     10,539

        Accounts payable and accrued expenses                                      2,813,858

        Current portion of capital leases payable                                     70,212

        Current portion of long-term debt(Note 5)                                    599,417
                                                                                ------------

          Total current liabilities                                                3,494,026

Long-term debt(Note 5)                                                             3,402,338

Capital leases payable(Note 6)                                                       280,735
                                                                                ------------

        Total liabilities                                                          7,177,099
                                                                                ------------

Contingencies(Note 10)

        STOCKHOLDERS' EQUITY(Note 9)

Preferred stock
        Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5
        shares are issued and outstanding                                            397,898

Common stock
        Par value $.01 - 25,000,000 shares authorized,7,953,101 shares
        issued and outstanding                                                        79,531

Treasury Stock
        65,093 common shares stated at cost                                          (72,820)

Additional paid-in-capital                                                        22,830,910

Accumulated deficit                                                              (12,523,248)
                                                                                ------------

        Total Stockholders' Equity                                                10,712,271
                                                                                ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 17,889,370
                                                                                ============


The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

                                                                  For the Three Months                   For the Nine Months
                                                                  Ended September 30,                    Ended September 30,
                                                                 1996               1995              1996              1995
                                                           --------------------------------     --------------------------------
Net sales                                                    $ 4,221,210        $2,965,028       $ 11,506,352        $8,041,424

Cost of sales                                                  3,316,237         2,145,723          8,608,964         5,687,341
                                                           --------------------------------     --------------------------------

Gross profit                                                     904,973           819,305          2,897,388         2,354,083

Selling, general and administrative expenses                     520,511           416,997          1,842,823         1,759,898

Amortization of excess of cost over fair value
     of assets acquired                                           54,790            72,203            162,706           224,185
                                                           --------------------------------     --------------------------------

Income from operations before interest and income taxes          329,672           330,105            891,859           370,000

Interest (income) expense - net                                  145,245           127,664            419,328           338,359

Income taxes (Note 7)                                                  0                 0                  0                 0
                                                           --------------------------------     --------------------------------

Net earnings from continuing operations                          184,427           202,441            472,532            31,641

Earnings (Loss) from operations of
     discontinued businesses                                    (866,789)                0           (866,789)          357,353
                                                           --------------------------------     --------------------------------

Net earnings (Loss)                                          ($  682,362)       $  202,441       ($   394,257)       $  388,994
                                                             =============================       ==============================


EARNINGS PER COMMON SHARE

Earnings from continuing operations                          $      0.03        $     0.10       $       0.09        $     0.02
Earnings (Loss) from discontinued operations and
marketable securities                                        ($     0.12)       $     0.00       ($      0.16)       $     0.19
                                                           --------------------------------     --------------------------------

Total earnings (Loss) per share                              ($     0.09)       $     0.10       ($      0.07)       $     0.21
                                                             =============================       ==============================

Weighted average shares used in computation                    7,173,685         2,123,904          5,523,985         1,844,666


The accompanying notes to consolidated unaudited financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                             1996              1995
                                                                      ----------------------------------
Cash Flows from operating activities:
             Net earnings (Loss)                                       ($  394,257)       $   388,994
Adjustments to reconcile net earnings (Loss) to net cash
         provided by (used in) operating activities:
             Income on sale of equipment                                   (60,000)                 0
             Depreciation and amortization                                 485,600            255,968
             Provision for losses on accounts receivable                    48,830            (37,000)
             Issuance of common stock for services                         (40,000)           (30,000)
             Deferred income                                                13,310
             Adjustments for discontinued operations                      (866,789)          (905,549)
             Decrease in accounts receivable                              (532,631)           768,481
             Decrease (increase) in inventory                             (112,238)          (170,239)
             Decrease in prepaid expenses                                  312,737           (303,337)
             Increase in accounts payable and accrued expenses            (133,393)          (315,185)
                                                                       ------------------------------

             Net cash used in operating activities                      (1,278,831)          (347,867)
                                                                       ------------------------------

Cash flows from investing activities:
             Purchase of fixed assets                                   (2,056,159)          (145,536)
             Purchase of marketable securities                                   0           (354,684)
             Cash obtained in business acquisitions                          7,381
             Sale of idle equipment                                         90,000             18,600
                                                                       ------------------------------

             Net cash used in investing activities                      (1,958,778)          (481,620)
                                                                       ------------------------------

Cash flows from financing activities:
             Proceeds from notes payable                                   750,662
             Proceeds from sale of debentures                            4,027,549
             (Coversion of) proceeds from convertible loans                      0           (436,199)
             Proceeds from sale of common shares                                 0          1,839,874
             Capital leasing transactions                                  152,846             61,704
             Decrease in Leases Receivable                                       0            222,393
             Repayment of notes payable                                   (145,674)          (962,050)
                                                                       ------------------------------
             Net cash provided by (used in) financing activities         4,785,383            725,722
                                                                       ------------------------------

Increase (decrease) in cash                                              1,547,774           (103,765)

Cash at beginning of period                                                  3,678            145,873
                                                                       ------------------------------

Cash at end of period                                                  $ 1,551,452        $    42,108
                                                                       ==============================

Supplemental Disclosure:
             Interest paid                                             $   193,673        $   259,517
                                                                       ==============================

Summary of Non Cash Investing Activities:
             Common Stock issued for acquisitions                      $   750,000        $         0
                                                                       ==============================


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

         On August 26, 1994, the Company entered the specialty cheese industry, through the acquisition of Cucina Classica Italiana, Inc. ("CCI"), a company located in Lakewood, New Jersey engaged in the production, importation and distribution of premium cheeses and Italian foods. CCI has manufactured under its supervision a variety of Italian and Greek cheeses including the Bel Paese(R) brand which has had strong presence in the United states for over 75 years.

         At acquisition CCI operated a cheese manufacturing facility (Lensmire Cheese Factory) in Wisconsin. On August 29, 1996 the Company ceased operation of that facility due to its inability to demonstrate profitable operation.

         On December 30, 1994, the company acquired JR's Delis, Inc. ("JR") a Rhode Island based catering and distribution business. JR sells deli products to more than 900 convenience stores and retail outlets in Rhode Island, Massachusetts and Connecticut.

         On April 29, 1996, (effective January 1, 1996), the Company acquired Deli King, Inc. ("Deli"), a food processor, distributor and mobile catering business serving Rhode Island, eastern Connecticut and southeastern Massachusetts. Deli has been integrated with JR and both are operating out of Deli's modern commissary facility in West Warwick, Rhode Island.

         On April 7, 1996, the Company acquired the operations of Dotties Caterers, Inc. ("Dotties"), a mobile catering business serving Rhode Island. Dotties was integrated with JR and Deli and operates out of a satellite facility in Pawtucket, Rhode Island.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries: CCI, JR, Deli, Dotties, Snacks, and Tech through September 30, 1996, with the exception of the financial statements of Deli which are included only from January 1, 1996, the effective date of acquisition, and the financial statements of Dotties which are included only as of April 7, 1996. The consolidated balance sheets reflect the accounts of the Company and its six wholly-owned subsidiaries. The acquisitions were recorded as purchases. In consolidation all inter company balances are eliminated.

INVENTORIES

         Inventories are stated at the lower of cost or market. The components of inventories at September 30, 1996 were as follows:

     Raw             Finished           Promotional
  Materials            Goods             Materials           Total
-------------------------------------------------------------------------
   $228,728          $545,203              $38,219        $812,150
=========================================================================

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


DISCONTINUED OPERATIONS

         On August 29, 1996 the Company discontinued operation of Lensmire Cheese Factory, its cheese manufacturing operation located in Cascade, Wisconsin, due to its inability to demonstrate profitable operation since its acquisition by the Company in August, 1994.

         Since all of the production of Lensmire was transferred to CCI, no revenues were reported in the income statement of the Company, since there were eliminated in consolidation.

         The assets of Lensmire Cheese Factory have been written down to net realizable value. The liabilities related to the discontinued business consist primarily of accounts payable, and accrued expenses and amounted to $135,789 in the September 30, 1996 Balance Sheet.

PER SHARE DATA

         The per share data has been calculated using the weighted average number of Common Shares outstanding during each period presented. Outstanding options and warrants have been excluded from the computation due to their antidilutive effect.


EXCESS OF COST OVER FAIR MARKET VALUE OF ASSETS ACQUIRED, AND
INTANGIBLE  ASSETS

         The Company evaluates the amortization period of the excess of cost over fair market value of assets acquired (goodwill) and intangible assets on an ongoing basis in light of changes in business conditions, events or circumstances that may indicate the potential impairment of goodwill or intangible assets. The intangible assets consist of $158,384 for trademark and proprietary technology licenses, $85,000 for import licenses and $724,194 for Deli King routes. The trademark and proprietary technology licenses are being amortized over 8 years, the import licenses are being amortized over 5 years and the Deli King routes over 15 years. The excess cost over the fair value of assets (less liabilities ) acquired is being amortized over 40 years. Goodwill at September 30, 1996 for each of the subsidiaries, consisted of the following:

CCI                               6,787,337
JR                                1,256,130
DELI                                358,241
                            ---------------
  TOTAL                           8,401,708

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


NOTES RECEIVABLE - RELATED PARTY

         Of this amount $ 60,168 represents an amount due the Company from Cucina Classica Italiana, S.p.A. relating to costs incurred by the Company on its behalf. The balance of $354,684 is due the Company by Barry Witz, a director of Saratoga, and R II Partners, Inc., which amount is collateralized by 79,804 shares of common stock of Osicom Technologies, Inc. (FIBR) a company traded on the NASDAQ Small Cap Market System.


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

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3 -- PROPERTY AND EQUIPMENT - NET

                  Land                                $   663,368
                  Buildings                             1,420,099
                  Furniture & Equipment                 1,044,951
                  Vehicles                                441,058
                  Leasehold Improvements                   39,955

                                                      -----------
                       Total Cost                       3,609,431
                  Less Accumulated Depreciation          (181,102)
                                                      -----------
                       Net                            $ 3,428,329
                                                      ===========


         The Property, Plant and Equipment includes $ 342,946 in fixed assets which were acquired using capital leases.


NOTE 4 -- LOANS PAYABLE

         JR has short term loans totaling $23,206 with Banca Nazionale which bears interest at the prime rate and is due on demand.


NOTE 5 --  LONG-TERM DEBT

         CCI has a term loan with BNY Financial Corporation of which the current balance is $265,500, $70,800 being the current portion thereof. This loan bears interest at the prime rate plus one percent.
         On March 14, 1995, CCI agreed to assume the debt of its wholly owned subsidiary, Nostrano, Inc. CCI did so under the duress imposed by three of the five Italian Banks who on February 17, 1995, filed an action under 303(b) of Title 11, when CCI was not indebted to any of them. The information herein below reflects the information contained in CCI's books and records which resulted from the petitioning banks' coercion. Please refer to Note 10--Contingencies as to CCI's efforts to reverse the aforestated status.
         Prior to March 14, 1995, Nostrano, Inc. a wholly owned subsidiary of CCI, together with CCI were negotiating with the five Italian Banks to restructure Nostrano's debt to the Banks to allow for further and new senior debt up to $3,000,000 for growth. The credit agreement was entered into on March 14, 1995 between CCI and the New York branches of Banca Nazionale del Lavorno S.p.A., Banco di Sicilia S.p.A. , Banca Commerciale Italiana, Bancario San Paolo di Torino and Banca Populare di Milano and provides for minimal annual payments of $300,000 for 1995, 1996, 1997, 1998 and 1999.

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
                                                                                                  ----------
                                                                                                  $2,793,130

         The current portion due the Italian Banks is $300,000. The Agreement provides for interest to the banks at prime rate through maturity of the note and 3% over prime thereafter. It calls for monthly installments to the banks in the aggregate of $25,000 per month plus accrued interest, which payment shall be received no later than the 10th of each calendar month.
         In addition to the regular monthly installments, CCI shall pay to the banks in respect of the principal of the Bank Debt, within 30 days after the end of each calendar quarter, an amount equal to 20% of CCI's consolidated net cash flow for such fiscal quarter; provided however, that in no event shall the amount of principal of the Bank Debt required to be paid for any fiscal year of CCI (inclusive of regular monthly installments of principal payable under this Agreement) exceed $600,000.
         On January 31, 1998, if CCI has not sooner reduced the principal amount of the Bank Debt to $1,500,000, CCI shall make a mandatory payment of principal so as to reduce the outstanding principal amount of the Bank Debt to $1,500,000.
         CCI shall be required to pay the outstanding principal of the Bank Debt, and all accrued and unpaid interest in full on the maturity date, which is January 31, 2000. Each amount of principal or interest required to be paid on the Bank Debt shall be paid to the Banks severally, in proportions corresponding to their respective Bank Percentages. The Bank Debt is guaranteed by three of CCI's wholly owned subsidiaries, Nostrano, Inc., Lensmire Cheese Factory, Inc. and Gailco, Inc. CCI may prepay the Bank Debt at any time in whole or in part, without penalty or premium.
         The security interest granted to the banks in the Agreement (other than the security interest in the assets of Nostrano, Inc.) shall be subject and subordinate to, and the Banks will agree to subordinate their debt to, the prior payment in full of up to $3,000,000 of indebtedness held by a bank or trust company.
         The foregoing does not purport to be a complete statement of all terms and conditions contained in the Agreement. Reference is made to Note 10--Contingencies for additional information regarding CCI's effort to reverse this transaction.
         JR has a $ 3,000 term loan all of which is current, with Shawmut Bank, which bears no interest and has 6 monthly payments of $500 remaining. JR also has a balloon loan for $24,710 due on February 1, 1997 with Washington Trust, which bears interest at 11% and payments for interest only are being made on this loan. Both of the JR loans are secured by the personal guarantees of Jordan Russo, the President of JR, and a relative.
         The Company received proceeds of $4,479,000 from the issuance of 9% convertible debentures during the quarter ended March 31, 1996. The debentures were convertible into the common stock of the Company. All of the debentures have been converted to common shares as of September 30, 1996.

NOTE 6 -- CAPITAL LEASES

         At the balance sheet, date the Company had capital leases totaling $350,947 of which $70,212 is the current portion.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 7 --  INCOME TAXES:

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, deferred tax balances are adjusted in periods that include the enactment of tax rate changes. The adoption of this statement, which was made on a prospective basis, did not have a material impact on the Company's financial condition or results of operations. Prior to 1993, the Company followed the accounting for income taxes prescribed by Statement No. 96.
         For the quarter ended September 30, 1996, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards and the current years loss. No credit for income taxes was reported as realization of any future benefit was not assured.


NOTE 8 --  RELATED PARTY TRANSACTIONS

         (1) R II Partners, Inc., a beneficial shareholder to the Company is indebted to the Company in the amount of $177,342. This amount is anticipated to be repaid within one year with interest.

         (2) Brite Lite Industries, Inc. a company owned by Mr. Witz, Chairman of the Company is indebted to the Company in the amount of $177,342. This amount is anticipated to be repaid within one year with interest.

NOTE 9 --  STOCKHOLDERS' EQUITY

                  The Preferred Stockholders have no voting rights but are entitled to a priority of payment in the amount of the original subscription price paid for each Preferred Share ($16,667 to $25,000), plus a proportionate amount, as defined, on any remaining excess proceeds if there is, among other matters, a sale of all or substantially all of the shares or assets of the Company. The Preferred Stockholders are not entitled to specific dividends; however, should the Company declare any dividends on the common shares, the Preferred Stockholders will be entitled to receive dividends as if they had converted to common shares immediately prior to the dividend declaration. The holders of the Preferred Shares may convert, at their option, at any time, all or part of their shares into common shares. Holders of 16.5 Preferred Shares and certain holders of the Company's Debentures having had conversion rights with respect to an aggregate of 11.75 additional Preferred Shares granted the Company the right to require the conversion of their shares into common shares at any time on or after the filing by the Company of a registration statement with the Securities and Exchange Commission for the purpose of offering for sale any of the Company's securities. Upon the closing of the Company's initial public offering of its common shares in September 1991, the Company exercised its right and converted said Preferred Shares and Debentures into common shares. Each outstanding Preferred Share is convertible into approximately 56 common shares, subject to certain adjustments as defined in the Amended Certificate of Incorporation. Subsequent to the initial public offering of the Company's common shares, holders of eight Preferred Shares converted into common shares.

The Company has reserved, in aggregate, 1,135 common shares for possible future issuance to Preferred Stockholders in the event of conversion.

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

         Rent expense for the quarters ended September 30, 1996 and 1995 were approximately $25,542 and $ 21,126, respectively.


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

         Results of operations for Lensmire Cheese Factory have been presented as discontinued operations in 1996.


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

                  - Providing financial incentives to our employees which increase their focus on enhancing shareholder value.

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

         The Company is proceeding with its previously announced redefining of its business into two separate and distinct public companies through the spin-off of its rapidly expanding mobile catering and food distribution business. SARATOGA through its Cucina Classica Italiana, Inc. subsidiary, and planned future acquisition of Sant Ambroeus, will remain in the cheese and restaurant business, and the mobile catering business will be given to the shareholders of SARATOGA in the form of a dividend, thereby creating a new public company.

         OPERATIONS OVERVIEW

In the opinion of management, the most meaningful comparison of operating results compares only earnings from continuing operations. Accordingly, "comparable" results in the following discussions represent the following:

                  - 1996 results excluding any gains or losses on discontinued businesses

                  - 1995 results excluding any gains or losses on discontinued businesses


         Results of Operations for the Three months Ended September 30, 1996 and 1995

         Net sales for the quarter ended September 30, 1996 were $4,221,210 compared with $2,965,028 in 1995. The Company generated gross profit of $ $ 904,973 or 21% in 1996, verses $ 819,305 or 28% in 1995. This decrease is a result of the inclusion in 1996 of Deli King, Inc.'s sales, which are sold at a significantly lower gross margin (14%).

          Selling, general and administrative expenses were $ 520,511, and $ 416,997 in 1996 and 1995, respectively.

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

         In addition, on August 29, 1996 the Company discontinued operation of Lensmire Cheese Factory, its cheese manufacturing operation located in Cascade Wisconsin, due to its inability to demonstrate profitable operation since acquisition by the Company in August, 1994.

         Since all of Lensmire's production was transferred to CCI, no revenues were reported in the income statements of the Company, since they were eliminated in consolidation.

         The assets of Lensmire Cheese Factory have been written down to net realizable value. The liabilities related to the discontinued business consist primarily of accounts payable and accrued expenses and amounted to $ 135,789 in the September 30, 1996 Balance Sheet.

         The Company reported no provision for income taxes for the quarter ended September 30, 1996 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

         The earnings from continuing operations for the quarter ended September 30, 1996 were $ 184,427, verses $ 202,441 in 1995. Net income (loss) was
($682,363) in the third quarter of 1996, which includes ($866,789) from discontinued operations, verses income of $ 202,441 in 1995.

         Earnings per common share from the operating businesses were $0.03 in the quarter ended September 30, 1996 verses $0.10 in 1995 on weighted average shares of 7,173,685 and 2,123,904, respectively.

         Earnings for the quarter were down due to one time costs related to the consolidation of the mobile catering business, and other costs related to new co-pack production of CCI's products.

         Results of Operations for the Nine months Ended September 30, 1996 and 1995

         Net sales for the nine months ended September 30, 1996 were $ 11,506,352 compared with $ 8,041,424 in 1995. The Company generated gross profit of $ $2,897,388 or 25% in 1996, verses $ 2,354,083 or 29% in 1995.

         Selling, general and administrative expenses were $1,842,823 and $ 1,759,898 in 1996 and 1995, respectively.

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

         In addition, Management estimates that the elimination of the Wisconsin cheese making facility will result in reduced operating costs in excess of $ 200,000 in 1997 for the CCI subsidiary.

         The Company reported no provision for income taxes for the period ended September 30, 1996 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

         The earnings from continuing operations for the nine months ended September 30, 1996 were $ 472,532 verses $ 31,641 in 1995, and increase of $ 440,891 or 1393%. Net income (Loss) was ($394,257), which includes ($ 866,789)
from discontinued operations, in the three quarters of 1996 verses income of $388,994, in 1995. Earnings per common share from the operating businesses were $0.09 in the nine months ended September 30, 1996 verses $0.02 in 1995 on weighted average shares of 5,523,985 and 1,844,666, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities.

         At September 30, 1996 the Company had a net worth of $10,712,271 compared with $ 5,428,614 at September 30, 1995. The Company was able to convert loans outstanding in the amount of $617,000 by issuing shares of its common stock in private transactions which contributed to the Company's equity.

         The Company received proceeds of $ 4,479,000 from the issuance of convertible debentures during the quarter ended March 31, 1996. The debentures were convertible into the common shares of the Company. All of the debentures have been converted to common shares as of September 30, 1996.

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




Date:  November 14, 1996             By:  /s/ Scott G. Halperin
                                          ---------------------
                                          Scott G. Halperin
                                          Chief Executive Officer
                                          Treasurer



Date:  November 14, 1996             By:  /s/ Bernard F. Lillis, Jr.
                                          --------------------------
                                          Bernard F. Lillis, Jr.
                                          Chief Accounting Officer
                                          Chief Financial Officer
                                          Secretary