Form 10-K
period 1996-12-31
SARATOGA BRANDS INC
filed 1997-05-01
CIK 868075

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-19721

                              SARATOGA BRANDS INC.
                 (Name of small business issuer in its charter)

                 New York                                                           13-3413467
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer identification no.)

    1835 Swarthmore Avenue, Lakewood, New Jersey              08701
      (Address of principal executive offices)              (Zip Code)


                                 (908) 363-3800
                           (Issuer's telephone number)
                               ___________________

 Securities registered under section 12(b) of the Exchange Act:

          Title of each class         Name of each exchange on which registered

          ___________________                    ___________________
          ___________________                    ___________________

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.10 par value
       ________________________________________________________________
                                (Title of class)

       ________________________________________________________________
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                             ------   ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended December 31, 1996 were $14,780,268.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Note; If determining whether a person is an affiliate will involve unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

The aggregate market value of the voting stock held by non-affiliates as of January 31, 1997 was $11,279,334.


                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No        N/A
                                                 ------   ------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

              Title of Each Class               Number of Shares Outstanding
  Common Stock, $.01 par value per share    10,632,387 (as of January 31, 1997)

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes    ; No [X] .
                                                              ----    ----

PART 1

ITEM 1.           BUSINESS

         DESCRIPTION OF BUSINESS

         Saratoga Brands Inc. (the "Company") is a New York corporation, headquartered in Lakewood, New Jersey. Saratoga has two principal business lines: (i) producing and importing specialty cheeses and Italian foods (the "cheese business") and (ii) producing and distributing delicatessen and snack foods to mobile caterers and convenience stores (the "deli business"). In July 1996, the Board of Directors of Saratoga determined that due to the differences between the operations of the cheese business and the deli business, shareholder value would be enhanced by separating the two businesses. Saratoga therefore formed Mobile Caterers, Inc. ("Mobile") and contributed all of the stock of the two subsidiaries which operate the deli business, Deli King, Inc. ("Deli King") and JR's Delis, Inc. ("JR's"), to Mobile. The Company is currently awaiting approval of the registration statement filed with the Securities and Exchange Commission on March 14, 1996, and upon approval the Company intends to distribute 100% of the stock in Mobile to the current Company shareholders.

         The Company's cheese business, Cucina Classica Italiana, Inc. ("CCI"), engaged in the production, importation and distribution of premium cheeses and Italian foods, is located at the Company's headquarters in Lakewood, New Jersey.

         Deli King and JR's, operate in a 28,000 square foot facility located in West Warwick, Rhode Island. From this facility, often referred to as a commissary, Deli King and JR's produce "prepared foods" such as sandwiches, soups, salads, pasta, baked goods and other entrees, and distribute these products along with delicatessen and other food items such as snacks and beverages. Deli King sells these products to mobile catering truck customers and provides support services to these customers as well. JR's sells the same food products to more than 800 convenience stores and retail outlets in Rhode Island, Massachusetts and Connecticut. Deli King and JR's generate approximately 75% and 25%, respectively, of the Company's revenues.

         PRODUCTS.

         CCI is a leading producer of specialty Italian cheeses and Greek-style Feta and a major importer of Italian specialty cheeses, Prosciutto di Parma (Italian ham), and Italian specialty rice. CCI distributes its products nationally with its heaviest areas of distribution located on the East and West Coasts of the U.S. Its customers are other importers and large distributors who sell to smaller distributors and retail accounts. Sixty percent of sales are food service; i.e., sales to restaurants, airlines, cruise ships.

         CCI markets Italian specialty and Greek-style Feta cheeses. Bel Paese(R) is a semi-soft cheese, manufactured in 5 lb. bulk wheels and in varieties flavored with Basil and Sun-dried Tomatoes. Greek-style Feta cheese and Feta flavored with dill, oregano, sun-dried tomatoes and basil, and with peppercorn are produced in random and in exact weight portions. Freshly grated and shredded Romano and Parmesan cheeses are also produced by CCI and are sold in consumer-sized cups. Dry grated Parmesan and Romano are available in canisters under the Cucina Classica Italiana(R) brand. CCI produces annually 325,000 pounds of Bel Paese(R) and 200,000 pounds of Feta.

         Galbani(R) Mascarpone and Bel Paese(R) Medallions are CCI's imported products. 875,000 pounds of Galbani Mascarpone, a specialty dessert cheese was imported in 1996. CCI controls more than 50% of the nation's imported Mascarpone sales. In 1996 the company imported 325,000 pounds or approximately six million individual medallions of Bel Paese Process Medallions, a soft, spreadable cheese.

         Prosciutto di Parma and Gorgonzola Dolcelatte(R), the Italian blue-mold cheese, round up the line with 1996 imports of 40,000 pounds and 27,000 pounds, respectively.

         From other Italian exporters, CCI also imports Parmigiano Reggiano, Grana Padano, Pecorino Romano (are sold in whole wheels, pre-cut portions or freshly grated in deli cups) and Arborio rice used in the Italian dish risotto.

         Although Deli King and JR's sell to different types of customers, the majority of the products which they sell are identical. Approximately seventy percent of the prepared foods sold by the Company are produced by the Company, and this production consists of approximately 60% sandwiches and 40% soup, pasta or other entrees. Sandwiches are produced fresh daily based on previous day orders from the mobile catering customers and weekly orders from the convenience store customers. Each sandwich is produced individually as part of a production run by sandwich type, using recipes developed by the Company, to ensure the consistency of proper quantity and quality of ingredients. Soups, pastas and other entrees are prepared in bulk and then packaged in individual portion size containers. The in-house prepared food products provide the largest profit margin of the Company's products. The bulk of the remaining 30% of the prepared foods are purchased from third parties and are frozen. These frozen items provide the Company's second largest profit margin.


         The Company's bakery produces 30% of the pastries and Danish sold, with the remaining products originating from other local bakeries and larger local and national suppliers.

         The remaining products include beverages, snacks and candy. Beverage products include such national brands as Coca-Cola, 7-Up, Dr. Pepper and various others, including mineral waters, fruit juices, iced tea and hot tea and coffee.

         Mobile Catering Business - Deli King derives revenues from three principal activities: the sale of prepared foods, snacks, beverages and supplies (ice, containers, plastic utensils, etc.); to independent catering operators; the operation of a mobile catering truck service facility and the rental of catering routes and trucks.

         The Company believes that approximately 70% of the area mobile catering truck operators obtain their goods from Deli King's West Warwick, Rhode Island facility. Deli King has operated in this area since 1985. Approximately 35% of Deli King's sales consist of products produced under the one of the Company's brand names at the Company's kitchen and bakery. The remaining sales consist of approximately 15% third party prepared foods, 10% purchased snacks and 40% beverages. As is customary in the business, the mobile catering operators place orders at the end of each day to be picked up the following morning and paid primarily in cash.

         Deli King's customers are all mobile catering operators. These mobile caterers include persons operating their own vehicles on their own routes; persons operating their own vehicles on routes rented from Deli King; and persons renting one of the 27 catering trucks owned by Deli King for use on their own routes or routes rented from Deli King. The mobile caterer must pay a fixed amount per week for routes rented from the Company, and a weekly rental for the use of catering trucks owned by the Company. These operators are independent from the Company. Deli King served approximately 60 mobile catering trucks as of December 31, 1996.

         Deli King controls 30 catering routes which it "rents" to operators for a weekly fee. These controlled routes, which are also referred to as owned routes, represent an established series of regular stops served by the same vehicle. Each stop is usually a business where the employees depend on the caterer for their snacks, beverages or meals. In some areas, where the business is located some distance from any restaurant or market, the mobile caterer may be the only source of food and drink items during the work day.

         In addition to supplying the mobile caterers with food, drink and the related supplies, Deli King has a full service facility staffed with mechanics for the maintenance and repair of mobile catering vehicles and equipment. The facility is able to service and repair equipment used for mobile refrigeration, food warming and hot beverage brewing.

         Convenience Store Business - JR's sells the same food products as Deli King to more than 800 convenience stores and retail outlets in Rhode Island, Massachusetts, New Hampshire and Connecticut. These products include sandwiches prepared in the commissary and other products supplied by third parties including cold cuts, cheeses, muffins, cakes, cookies, candies, snacks such as jerky, pretzels and nuts and bottled beverages. JR's products have shelf lives from seven days to six months.

         JR's sales force includes driver-sales people who deliver the products in refrigerated trucks. These driver-sales people are employees who are paid a base salary plus a 5% commission.

Approximately 40% of JR's sales are made on open account terms with payment due in 14 days. The remaining 60% of sales are made on a cash basis. Each driver-sales person must cash out or balance his or her cash receipts and open account sales to inventory changes on a daily basis. JR's operates seven trucks.

         NEW PRODUCTS AND EXPANSION.

         CCI is continually seeking expand its product line by either producing or importing new products.

         Both Deli King and JR's are constantly seeking new food and beverage products. The preponderance of advertising for such products, which is found in most types of media, creates consumer awareness of new items. The Company is constantly being approached by its suppliers with new products. As a member of the Mobile Independent Catering Association, the Company receives publications and attends trade shows which present potential new products.

         At the present time, the Company's kitchen and bakery operate at capacities of approximately 35% and 20%, respectively. Management believes that the Company will maintain its current competitive position and that the mobile catering business can be expanded by opening additional distribution locations. Such satellite operations would be located beyond a 30 mile radius from the current facility. Any new locations would operate as distribution and service facilities where third party products would be warehoused. Prepared foods produced in the current kitchen and bakery would be shipped to any such new location. Management estimates that the production capacity of the current location can supply up to three satellite operations. While management believes implementation of such growth plans is feasible, no assurance can be given as to the success of any efforts to expand.

         COMPETITIVE POSITION.

         CCI maintains a strong presence in the Italian specialty food market. CCI offers trade promotions to its major customers, provides point-of-sale materials to help product sell-through at the retail level, offers consumers various incentives to buy its products and uses consumer and trade media increase product awareness nationwide.

         While JR operates in a competitive market, of the three largest fresh sandwich makers in the New England area, JR is the only such producer also providing a full line of other products.

Mobile catering business - Management believes that Deli King has approximately 70% of the mobile catering business in the geographic area it serves. Maintenance of its customer base is dependent on the ability of Deli King to provide superior service and reliability. The underlying relationship of the mobile caterer with its customers is dependent on service, reliability (customers expect the catering trucks to arrive within a few minutes of the same time each day) and on product selection and quality. The Company employs route managers whose function is to review the performance of the mobile caterers as it relates to their service and reliability. The goal is to ensure that the Company's quality standards are kept at high levels.

         Management believes that substantially all of the remaining 30% of the mobile catering market is supplied by only one other commissary. Therefore, all mobile caterers in the area must choose between Deli King and its competitor. Due to the nature of the business, mobile caterers are severely limited by the time and distance they can travel to obtain their products. Management believes that there is little likelihood that another competitor will enter the market due to the cost associated with opening a new facility and the small number of persons with the expertise necessary for such an undertaking.

Convenience Store Business - JR's Delis is one of the three companies competing for the convenience store business in the six New England states. While the two competitors of JR's are approximately the same size as JR's, only JR's offers a full line of snacks, baked goods, beverages and other food items in addition to fresh sandwiches. Management believes that convenience store operators prefer the efficiency of dealing with JR's rather than with its sandwich-only competitors.

         RAW MATERIALS.

         The raw materials or ingredients used in the Deli King and JR's products are available from many suppliers. The deli business has a core group of 50 vendors with which it has developed good relationships. Because of the large number of potential suppliers in the food and beverage industry, the Company is not dependent on any one supplier. The prepared food ingredients include many well known national brands such as Oscar Meyer, Kayem, Boars Head, Dubuque and Louis Rich (lunch meats) and Heinz and Kraft dressings and spreads.

         PRODUCT LINE EXCLUSIVITY LICENSE & TRADEMARK AGREEMENTS.

         CCI is the exclusive U.S. importer of the Galbani line of Italian specialty cheeses and pork products. Egidio Galbani, S.p.A. of Milan, Italy, is a major force in the European Dairy Market with an annual sales volume of about 2 billion dollars and is a subsidiary of GROUPE DANONE, with an annual sales volume of approximately 15 billion dollars.

         CCI has the exclusive right to import Galbani products into the U.S., and is the only company worldwide with the license to manufacture cheeses bearing the Galbani trademarks. The Product Exclusivity and License to Manufacture Agreements are granted in a contract which runs to the year 2000 when it will be subject to renewal. CCI is currently negotiating with Galbani to extend the agreement into the 21st century.

         CCI's trademarks are: Cucina Classica Italiana(R), Classika(R) and Tal-Fino(R). CCI is currently applying for the trademark Classica and uses the
(TM) symbol to denote its application.

         Except for prepared foods and baked goods produced by and unique to the deli business, the deli business has no product line exclusivity or any trademarks under its control. The products produced by the deli business may use recipes slightly different than for those same products made elsewhere. However, this is a benefit in that the deli business sells generic, traditional foods which must be prepared in a manner consistent with the common recipes for each type of dish.

         GOVERNMENT REGULATIONS.

         All of the Company's subsidiaries are subject to regulations of the U.S. Department of Agriculture (USDA) and The U.S. Food and Drug Administration
(FDA).

         The USDA establishes regulations for cheese identity and also oversees the importation of meat products into the U.S. The FDA regulates cheese labeling and has established strict guidelines regarding ingredients and nutritional information. The State of Wisconsin has strict guidelines for its milk production and cheese plant operations and the Wisconsin Department of Industry and Consumer Protection reviews quarterly financial statements of the Wisconsin factories. The State of Rhode Island has jurisdiction over the activities of the deli business . Both Deli King and JR's are subject to federal, state and local health and food regulations. These regulations generally provide standards for sanitation, storage, food quality and grade, shelf lives and product labeling. Management strives to keep the deli business in full compliance with these regulations.

         The deli business is currently applying for certification from the United States Department of Agriculture (USDA), which requires that its commissary be modified to USDA specifications. If the Company obtains this certification, it expects to be able to expand its product lines.

         RESEARCH & DEVELOPMENT.

         Research and development costs relate to developing new cheeses (reduced fat, spreadable versions of current semi-soft cheeses, new flavor extensions to existing lines) for CCI. Research costs for both operations are minimal. In the most recent two years, neither Deli King nor JR's has expended a material amount on research and development. However, both Deli King and JR's are continually looking to acquire new products from third parties. In addition, the Company's kitchen and bakery work to develop new products to follow industry trends although the monetary expenditure for such efforts has been minimal to date.

         COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS.

         The costs and effects of compliance with environmental laws are not material to our operations.

         CURRENT EMPLOYEES.

         The company and its subsidiaries currently employ 44 persons of which 43 are full time.

         ACQUIRED BUSINESSES.

         On April 26, 1996 the Company entered the mobile catering business with the acquisition of Deli King. The acquisition of this business was effective January 1, 1996 while the real estate and building were acquired on April 26, 1996.
         On May 7, 1996, the Company acquired the assets of Dotties Caterers, Inc. ("Dotties"), a mobile catering business serving Rhode Island. Dotties was integrated with JR and Deli and operates out of Deli's facility.


ITEM 2.           DESCRIPTION OF PROPERTY

         CCI leases a 20,000 square foot facility at 1835 Swarthmore Avenue, Lakewood, New Jersey 08701, of which approximately 3,000 square feet serves as office space. This facility serves as Saratoga and CCI's headquarters as well as a shredding and grating operation and warehouse. The facility is a fireproof high bay warehouse located on 3.5 acres with ample expansion potential. The warehouse contains 13,000 cubic feet of cooler space. This facility is leased from Arthur Sommers at a basic rent of $6,642.68 per month or $79,712 annually. The lease has a five year term, which began in 1994, with no rent escalation and an option to renew for an additional five years at an annual rent of $91,975.

         CCI owns a 15,000 square foot facility at WT365 County Road V, Cascade, Wisconsin 53011. This facility, which is owned free of mortgages, consists of wooden construction with a series of additions of masonry and fireproof steel construction. This facility is located in an agricultural dairy farming area and has the capacity of producing 1,000,000 pounds of cheese per year. This plant contains a 3,000 square foot cooler. The plant is situated on 1.5 acres. CCI additionally owns 4.25 acres across the road from this facility which serves as a spray field for the purpose of properly disposing of waste water generated in the cheese plant. This facility also contains a small office, a small apartment, which is rented to the cheese maker, and outside storage buildings located on the premises. This facility has been inactive since August of 1996.

         CCI additionally owns a facility at Zion Church Road at Madison Street, Mayville, Wisconsin 53050, which is owned free of mortgages. This facility was CCI's primary cheese manufacturing facility until 1993. It is located in an agricultural dairy farm area. In December of 1992, CCI terminated cheese making operations at this plant due to a declaration given by the Environmental Protection Agency declaring it wetlands. Today this facility is used for storage only.

         Deli King owns a 28,000 square foot building on 3.88 acres in West Warwick, Rhode Island. The facility includes administrative and sales offices, warehouse, frozen and cold storage space, food production areas and equipment service bays. The space is shared with JR's.


ITEM 3.      LEGAL PROCEEDINGS


SCHNECK WELTMAN HASHMALL & MISCHEL
V.       SARATOGA BRANDS, INC.

         On May 23, 1994, Schneck Weltman Hashmall & Mischel ("Schneck") commenced an action against the Company claiming damages for alleged unpaid legal fees in the amount of $92,591, together with interest, costs and disbursements. The Company denied the substantive claim and is seeking damages on six counterclaims raising issues in the general nature of malpractice. Schneck denies the Company's claims in substance. Certain written discovery was served upon Schneck, and as of the date hereof, none of them have been answered. Discovery in the nature of an oral deposition was served upon Schneck by the Company, and those depositions have not taken place.

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

         The court granted a defense motion pursuant to the F.R.C.P.12(b)(6). The Banks have appealed the decision. CCI also filed an appeal. The case is currently pending before the 2nd Circuit Court of Appeals.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE


PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Shares are traded on the over-the-counter market through the NASDAQ Small Cap Market Trading System under the symbol STGA. The following table sets forth the range of high and low bid quotations for the common stock for the period indicated, as reported on NASDAQ, after having given effect to a reverse stock split of 10:1 which became effective August 28, 1995, as though the split had occurred prior to the periods reported below. The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                        1996                   1995
                                                    COMMON SHARES         COMMON SHARES
                 PERIOD                            HIGH       LOW         HIGH       LOW
                 ------                          ------------------------------------------
      January 1 - March 31                         4.5000     2.9375     10.6000     6.2500


      April 1 - June 30                            3.9688     2.2500      9.7000     4.0630


      July 1 - September 30                        2.3125     0.7188      5.6250     2.8750


      October 1 - December 31                      1.3125     0.6563      4.8750     3.0000


         As of January 31, 1997, there were approximately 225 holders of record of the Company's common stock.

         The Company has not paid a cash dividend on its common stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes which are contained in Item 7 herein.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         Net sales for the year ended December 31, 1996 were $14,694,985 compared with $11,009,018 in 1995, an increase of 25.1%. This increase is a result of the acquisition of Deli in 1996. The Company generated gross profit of $4,198,010 or 28.4% in 1996, verses 3,048,690 or 27.7% in 1995. The increase in gross profit margin was the a result of reduced sales of lower margin products, specifically, bulk feta cheese and dry grated canisters of cheese. Selling, general and administrative expenses were $3,348,061 and $2,074,303 in 1996 and 1995, respectively.

         Management expects gross margins to continue to improve as the Company continues to integrate its acquisitions and take advantage of the combined economies of scale and to some degree the launching of new products. However, there can be no assurance that any such improvements in the margins will be achieved. To this end, the Company is consolidating the buying power and resources of its subsidiaries. This consolidation is expected to continue through fiscal 1997.

         The Company reported no provision for income taxes for the years ended December 31, 1996 as the Company's operating earnings were offset by losses and Net Operating Loss carryforwards.

         The earnings from operations for the year ended December 31, 1996 was $113,842, verses $281,041 in 1995. Additionally, the Company had a loss from discontinued operations of $973,469 in 1996 verses earnings of $167,690 in 1995. Net losses were $859,627 in 1996 verses earnings of $448,731 in 1995. Losses per common share were $0.14 in 1996 verses earnings of $0.22 in 1995 on weighted average shares of 6,279,683 and 1,999,772 in 1996 and 1995, respectively.






         LIQUIDITY AND CAPITAL RESOURCES

         Our sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.

         At December 31, 1996 the Company had a net worth of $10,332,728 compared with $5,780,501 at December 31, 1995. The Company was able to convert loans outstanding in the amount of $617,000 by issuing shares of its common stock in private transactions which contributed to the Company's equity.

         The Company received proceeds of $4,130,000 from the issuance of convertible debentures during the year. The debentures were convertible into the common shares of the Company. All of the debentures have been converted to common shares as of December 31, 1996.

         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

ITEM 7.  FINANCIAL STATEMENTS

         Response submitted as a separate section of this report commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth all directors and executive officers of the Company.

       NAME OF INDIVIDUAL            AGE      CAPACITY IN WHICH SERVED


       Scott G. Halperin             35       Chief Executive Officer,
                                              Treasurer, and a Director

       Barry Witz                    56       Chairman of the Board


       Bernard F. Lillis, Jr.        53       Chief Financial Officer


SCOTT G. HALPERIN, has been a director of the Company since January 28, 1994.
   From August 1994 to present, Mr. Halperin has been Chief Executive Officer of the Company. He has also been serving as Treasurer since May, 1994. From July 1993 to the present, Mr. Halperin has also served as President and Chief Executive Officer of Agama, Inc., a firm that pursues mergers and acquisitions. From April, 1987 to July, 1993, Mr. Halperin was General Manager and Corporate Controller of Osicom Technologies, Inc.

BARRY WITZ, was appointed Chairman of the Board of Directors of the Company on January 28, 1995. Mr. Witz is focused on turn-around situations, in which he can bring his financial and legal expertise to assist in financial restructurings, recapitalizations, mergers and acquisitions. Mr. Witz has acted as an attorney for the United States Securities and Exchange Commission, he has been an officer of the New York Stock Exchange, and was a Senior Partner in the law firm of Arvey, Hodes, Costello, Berman, Wood, Luckinger and Epstein. Since 1994, he has
been Chairman of the Board, Director, CEO and President of Brite Lite Industries, Inc., a privately held company.

BERNARD F. LILLIS, JR., Chief Financial Officer, has been Chief Financial
   Officer since April of 1996. Prior to joining Saratoga he served as Chief Financial Officer of one of the largest suppliers of construction aggregate in the New York Metropolitan Area for fourteen years. Previously he was Vice President Finance & Administration of a Princeton (NJ) management consulting firm for seven years. Mr. Lillis also served as Deputy City Manager-Finance of Rochester, New York, and began his career with Deloitte & Touche (previously Haskins & Sells), Certified Public Accountants. He is a Certified Public Accountant, a recipient of the New York State Society of CPA's Award for Outstanding Scholastic Achievement in Accounting, and a member of the New York, New Jersey and Pennsylvania Societies of CPA's, and the Institute of Management Accountants.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation that the Company paid during its last three fiscal years to its Chief Executive Officer, and Chairman of CCI. No other officer had compensation in excess of $100,000.

                           FISCAL                      OTHER ANNUAL
    NAME AND  TITLE         YEAR          SALARY       COMPENSATION                AWARDS       SECURITIES UNDERLYING OPTIONS
-----------------------------------------------------------------------------------------------------------------------------
Scott G. Halperin,          1996                $0        $ 6,000                    N/A             543,445 shares common
CEO and Treasurer           1995          $133,846        $16,050                    N/A             175,000 shares common
   "     "                  1994           $81,154        $16,050            25,000 shares common     50,000 shares common

Angelo Dominioni            1996                $0        $ 6,000                    N/A              79,956 shares common
Chairman of                 1995          $115,960        $ 6,000                    N/A             167,039 shares common
Subsidiary (CCI)            1994          $113,479        $ 6,000                    N/A                      N/A


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 31, 1997, the number of shares of Common Stock owned by (i) each person (including any "group," as that term is defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group.

     NAME AND ADDRESS                           AMOUNT AND NATURE                            PERCENTAGE OF
   OF BENEFICIAL OWNER                      OF BENEFICIAL OWNERSHIP (1)               OUTSTANDING SHARES OWNED
Scott G. Halperin                                     740,220                                  7.0%
c/o Saratoga Brands Inc.
1835 Swarthmore Avenue
Lakewood, New Jersey  08701

Barry Witz                                            823,700                                  7.7%
505 South Beverly Drive, #1066
Beverly Hills, California 90212

All directors  and executive officer                1,608,920                                 15.1%
as a group (3 persons)


---------------
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) (1) and (2)      The response to this portion of Item 13 is
submitted as a separate report commencing on Page F-1.

         (a) (3)


Exhibit No.                       Description of Exhibit                                                       Note
-----------                       ----------------------                                                       ----
3.   (a) - -                      Certificate of Incorporation                                                 1
     (b) - -                      By-Laws, as amended                                                          1
4.   (a) - -                      Form of Warrant Agency Agreement between Registrant Thomas                   1
                                  James Associates, Inc. and American Stock Transfer & Trust
                                  Company with attached form of Warrant
     (b) - -                      Form of Private Placement I Warrant                                          1
     (c) - -                      Form of Private Placement II Warrant                                         1
     (d) - -                      Form of Private Placement Warrant                                            1
10.  (a) - -                      Lease agreement between Saratoga Brands and Hoffman                          1
                                  Investors Corp. dated August 18, 1992

      (b) - -                     Amended Employment Agreement between Registrant and Daniel                   1
                                  J. Feld dated January 26, 1994
      (c) - -                     Option Agreement, as amended between Registrant and Daniel                   1
                                  J. Feld respecting 77,949 (as adjusted) Common Shares
      (d) - -                     Incentive Option Plan dated June 12, 1991                                    1
      (e) - -                     Form of Incentive Stock Option contract                                      1
      (f) - -                     Restricted Stock Purchase Agreement                                          1
      (g) - -                     Factoring Agreement dated October 23, 1992 between Saratoga                  1
                                  Brands Inc. and Platinum Funding Corp.
      (h) - -                     Form of Owner Operator distributor Agreement                                 1
      (i) - -                     Form of Agreement between the Company and holder of the 11%                  1
                                  subordinated Notes and Warrants to purchase common shares
      (j) - -                     Asset Purchase Agreement, dated as of January 5, 1994,                       1
                                  between Saratoga Brands Inc. and Mellons Limited
      (k) - -                     Voting and Limitation of Transfer Agreement between Daniel                   2
                                  J. Feld, Registrant and Mellons, Limited.
      (l) - -                     Amended and Restated Employment Agreement between Registrant                 2
                                  and Daniel J. Feld
      (m) - -                     Non-Compete Agreement between the Registrant and Agama, Inc.                 2
      (n) - -                     Non-Compete Agreement between Mellons Limited and the                        2
                                  Registrant.
      (o) - -                     Lease Agreement between Cucina Classica Italiana, Inc. and                   3
                                  Arthur Sommers
      (p) - -                     Lease Agreement between Cucina Classica Italiana, Inc. and                   3
                                  Angelo Dominioni.
      (q) - -                     Lease Agreement between JR's Delis, Inc. and Chicken by                      3
                                  Chickadee Farms, Inc.
      (r) - -                     Employment Agreement between the Registrant and Scott G.                     3
                                  Halperin, dated August 16, 1995
      (s) - -                     Acquisition Agreement between the Registrant and Cucina                      4
                                  Classica Italiana, S.p.A.
      (t) - -                     Acquisition Agreement between the Registrant and Goldberg,                   5
                                  Feinstein and Sons Company
      (u) - -                     Amendment to the Acquisition Agreement between the                           6
                                  Registrant and Goldberg, Feinstein and Sons Company

      (v) - -                     Credit Agreement between Cucina Classica Italiana, Inc. and                  7
                                  Banca Nazionale del Lavoro S.p.A. - New York Branch,
                                  Istituto Bancario San Paolo di Torino - New York Branch,
                                  Banco di Sicilia S.p.A. - New York Branch, Banca Populare di
                                  Milano - New York Branch, and Banca Commerciale Italiana -
                                  New York Branch
      (w) - -                     Termination Agreement between the Registrant and Daniel J.                   8
                                  Feld
      (x) - -                     Merger and Real Estate Purchase Agreement Between the                        9
                                  Company and Roy LaCroix for the purchase of Deli King, Inc.


NOTES

         1. Filed with the Company's registration statement on form S-1 (File No. 33-36937), and incorporated herein.

         2. Filed with the Company's Form 8-K filed on February 14, 1995, and incorporated herein.

         3. Filed with the Company's 1994 Form 10-KSB, and incorporated herein.

         4. Filed with the Company's Form 8-K filed on November 4, 1994, and incorporated herein.

         5. Filed with the Company's Form 8-K filed on November 10, 1994, and incorporated herein.

         6. Filed with the Company's Form 8-K filed on March 28, 1995, and incorporated herein.

         7. Filed with the Company's Form 8-K filed on March 14, 1995, and incorporated herein.

         8. Filed with the Company's Form 8-K filed on August 18, 1994, and incorporated herein.

         9. Filed with the Company's Form 8-K dated Apil 29, 1996, and incorporated herein.

         (b)      Reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SARATOGA BRANDS, INC.



By:      /s/ Scott G. Halperin                          Date:   April 30, 1997
         --------------------------------
         Scott G. Halperin
         Chief Executive Officer
         Treasurer
         Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Scott G. Halperin                          Date:   April 30, 1997
         --------------------------------
         Scott G. Halperin
         Chief Executive Officer
         Treasurer
         Director


By:      /s/ Barry Witz                                 Date:   April 30, 1997
         --------------------------------
         Barry Witz
         Chairman of the Board



By:      /s/ Bernard F. Lillis, Jr.                     Date:   April 30, 1997
         --------------------------------
         Bernard F. Lillis, Jr.
         Chief Financial Officer
         Principal Accounting Officer

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                      INDEX

                              FINANCIAL STATEMENTS

INCLUDED IN PART II

Report of Independent Certified Public Accountants

Consolidated Balance Sheet at December 31, 1996

Consolidated Statements of Operations for the Years Ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements


INCLUDED IN PART IV

Schedule VIII        Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Saratoga Brands, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of SARATOGA BRANDS, INC. AND SUBSIDIARIES as of December 31, 1996 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SARATOGA BRANDS, INC. AND SUBSIDIARIES as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

We have also audited Schedule VIII, for the year ended December 31, 1996 included in the 1996 annual report of SARATOGA BRANDS, INC. AND SUBSIDIARIES on Form 10KSB. In our opinion, the schedule presents fairly the information required to be set forth therein.



BROZA, BLOCK & RUBINO
Certified Public Accountants

April 30, 1997

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996


           ASSETS
           ------
Current Assets:

          Cash                                                        $    82,194

          Accounts receivable net of allowance for doubtful
          accounts of $70,810 (Note 2)                                    688,828


          Investments                                                   1,209,800

          Inventories (Note 2)                                            473,345

          Prepaid expenses and other current assets                       348,221
                                                                      -----------

               Total current assets                                     2,802,388


Property and equipment - net (Note 3)                                   3,359,888

Notes Receivable - Related Party (Note 2)                                 167,863

Other assets (Note 2)                                                     242,017

Intangible assets (Note 2)                                              1,151,363

Excess of cost over fair value of assets acquired (Note 2)              8,731,845
                                                                      -----------

          TOTAL ASSETS                                                $16,455,364
                                                                      ===========

 The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 1996


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

          LIABILITIES
          -----------
Current Liabilities:

          Accounts payable and accrued expenses                                                         $  2,184,134


          Current portion of capital leases payable (Note 6)                                                  72,861



          Current portion of long-term debt (Note 5)                                                         534,202



          Current portion of long-term debt -                                                                112,500
          Related Party (Note 4)

                                                                                                        ------------

            Total current liabilities                                                                      2,903,697


Long-term debt (Note 5)                                                                                    2,859,882


Long-term notes payable - related party (Note 4)                                                             262,500


Capital leases payable                                                                                        96,557

                                                                                                        ------------

          Total liabilities                                                                                6,122,636
                                                                                                        ------------

Contingencies (Note 9)


          STOCKHOLDERS' EQUITY (Note 8)


Preferred stock                                                                                              397,898

          Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding

Common stock                                                                                                  92,247

          Par value $.01 - 25,000,000 shares authorized, 9,224,746 shares issued and outstanding

Treasury Stock                                                                                              (107,213)

          90,959 common shares stated at cost


Additional paid-in-capital                                                                                22,938,264


Accumulated deficit                                                                                      (12,988,468)

                                                                                                        ------------

          Total Stockholders' Equity                                                                      10,332,728

                                                                                                        ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 16,455,364
                                                                                                        ============

 The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                               1996            1995
                                                          ---------------------------
Net sales                                                  $14,694,985    $11,009,018

Cost of sales                                               10,496,975      7,960,328
                                                          ---------------------------

Gross profit                                                 4,198,010      3,048,690

Selling, general and administrative expenses (Note 12)       3,348,061      2,074,303

Amortization of excess of cost over fair value of
  assets acquired                                              193,865        211,923
                                                          ---------------------------

Income from operations before interest and income taxes        656,084        762,464

Interest expense - net                                         541,642        481,423

Income taxes (Note 7)                                              600              0
                                                          ---------------------------


Net earnings from operations                                   113,842        281,041

Earnings (loss) from discontinued businesses                  (973,469)       167,690
                                                          ---------------------------

Net Earnings (loss)                                       $   (859,627)  $    448,731
                                                          ===========================

EARNINGS (LOSS) PER COMMON SHARE

Earnings from continuing operations                       $       0.02   $       0.14

(Loss) earnings from discontinued business                $      (0.16)  $       0.08
                                                          ---------------------------

Total Earnings (loss) per share                           $      (0.14)  $       0.22
                                                          ===========================


Weighted average shares used in computation                  6,279,683      1,999,772


The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                       1996                   1995
                                                                                   ----------------------------------
Cash Flows from operating activities:

     Net operating profit                                                         $   113,842             $   179,253
Adjustments to reconcile net operating profit to net cash
     provided by (used in) operating activities:

     Loss on sale of securities                                                             0                       0
     Income (Loss) from discontinued businesses                                      (973,469)                269,478
     Changes in working capital-discontinued businesses                               164,606              (1,206,269)
     Depreciation and amortization                                                    321,418                 391,470
     Provision for losses on accounts receivable                                       65,810                 (44,000)
     Provision for obsolete inventory                                                       0                  (3,807)
     Gain on sale of unused equipment                                                  95,977                 (18,600)
     Issuance of common stock for services                                             56,972                  97,662
     (Increase) decrease in accounts receivable                                       165,087                  31,898
     (Increase) decrease in inventories                                               451,043                (301,288)
     (Increase) decrease in prepaid expenses                                          342,487                  (2,909)
     Increase in accounts payable and accrued expenses                               (529,435)                (48,061)
                                                                                   ----------------------------------


     Net cash used in operating activities                                            274,338                (655,173)
                                                                                   ----------------------------------

Cash flows from investing activities:

     Decrease in loans payable                                                        (16,871)                      0
     (Increase) decrease in loans receivable                                          542,252                       0
     Purchase of fixed assets                                                      (2,553,432)               (271,640)
     Proceeds from sale of equipment                                                        0                  18,600
     Increase (decrease) in other assets                                              107,751                       0
     Purchase of Investment                                                        (1,209,800)                      0
     Purchase of Intangible Assets                                                   (965,195)                      0
                                                                                   ----------------------------------
     Net cash provided by (used in) investing activities                           (4,095,295)               (253,040)
                                                                                   ----------------------------------

Cash flows from financing activities:

     Proceeds from notes payable                                                      738,626                       0
     Repayment of notes payable                                                      (940,470)             (1,342,317)
     Proceeds from stock transactions                                               4,130,000               2,114,300
     Capitalized financing expense                                                          0                (132,000)
     Decrease in leases receivable                                                          0                 222,393
     Capital leasing transactions                                                     (28,683)                (58,093)
                                                                                   ----------------------------------
     Net cash provided by financing activities                                      3,899,473                 804,283
                                                                                   ----------------------------------
Increase (decrease) in cash                                                            78,516                (103,930)
Cash at beginning of year                                                               3,678                 107,608
                                                                                   ----------------------------------
Cash at end of year                                                                $   82,194             $     3,678
                                                                                   ==================================


The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (CONTINUED)


                                                                                            1996              1995
                                                                                         ----------------------------
Supplemental disclosure of cash flows information:
     Interest paid                                                                       $  348,709        $  444,668
     Income taxes paid                                                                   $      600                 0

Summary of non-cash and financing activities:


     Fair value of assets received in acquisition of businesses                          $1,629,082                 0
     Liabilities assumed in acquisition of businesses                                    $  581,678                 0
     Goodwill recognized in acquisition of businesses                                    $  452,596                 0

     Shares of common stock issued to acquire Deli King, Inc.                               504,202                 0
     Shares of common stock issued in settlement of liabilities to consultants              634,756           121,400

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                             CLASS "A" PARTICIPATING
                              CONVERTIBLE PREFERRED
                                     SHARES
                     ---------------------------------------

                                CLASS "A" PARTICIPATING
                                 CONVERTIBLE PREFERRED
                                        SHARES                                          TREASURY SHARES,
                                ----------------------    COMMON SHARES                       AT COST
                                          AMOUNT        ----------------                  -----------------
                               NUMBER   STATED AT      NUMBER               ADDITIONAL    NUMBER
                                 OF     LIQUIDATION      OF                  PAID-IN        OF
                               SHARES     VALUE        SHARES     AMOUNT     CAPITAL      SHARES     AMOUNT    DEFICIT       TOTAL
                              ------------------------------------------------------------------------------------------------------

Balance at December 31, 1994    28.25   $587,499     1,418,736   $14,187   $15,203,347    (459)     ($645) ($12,577,572)  $3,226,816
                              ======================================================================================================

Issuance of common shares as
  compensation for
  consulting services
  and employee awards                                  457,807     4,578       922,196                                       926,774

Sale of common shares - Net                            120,117     1,201       373,799                                       375,000

Issuance of Common shares
  for conversion of
  convertible loans and
  exercise of warrants                                 566,865     5,669       797,511                                       803,180

Other                           -4.75    (20,796)          184         2        20,794                                             0

Net Income for the year
 ended December 31, 1995                                                                                        448,731      448,731
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995     23.5   $566,703     2,563,709   $25,637   $17,317,647    (459)     ($645) ($12,128,841)  $5,780,501

                              ======================================================================================================

Issuance of common shares
  as compensation for
  consulting services
  and employee awards                                2,677,880    26,779        30,194                                        56,973

Purchase of Treasury Shares                                                            (90,500) (106,568)                  (106,568)

Conversion of
  Preferred Shares                 -7   (168,805)          392         3       168,801                                           (1)

Conversion of
  Convertible Debentures                             2,861,563    28,616     4,065,835                                     4,094,451

Issuance of Common shares
  for conversion of
  convertible loans and
  exercise of warrants                                 617,000     6,170       610,830                                       617,000

Issued for acquisition
  of DeliKing Inc.                                     504,202     5,042       744,958                                       750,000

Net Income for the year
  ended December 31, 1996                                                                                     (859,627)    (859,627)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996     16.5    397,898     9,224,746    92,247    22,938,264  (90,959) (107,213)  (12,988,468)  10,332,728

                              ======================================================================================================




     The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND BUSINESSES

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

         On May 7, 1996, the Company acquired the assets of Dotties Caterers, Inc. ("Dotties"), a mobile catering business serving Rhode Island. Dotties was integrated with JR and Deli and operates out of Deli's facility.

         In July 1996, the Board of Directors of Saratoga determined that due to the differences between the operations of the cheese business and the deli business, shareholder value would be enhanced by separating the two businesses. Saratoga therefore formed Mobile Caterers, Inc. ("Mobile") and contributed all of the stock of the two subsidiaries which operate the deli business, Deli King, Inc. ("Deli King") and JR's Delis, Inc. ("JR's"), to Mobile. The Company is currently awaiting approval of the registration statement filed with the Securities and Exchange Commission on March 14, 1996, and upon approval the Company intends to distribute 100% of the stock in Mobile to the current Company shareholders.


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries: CCI, Mobile, Deli, JR, Snacks, and Tech. The consolidated balance sheets reflect the accounts of the Company and its six wholly-owned subsidiaries. The acquisitions were recorded as purchases. In consolidation all inter company balances are eliminated. Prior year amounts have been reclassified to conform with current presentation primarily related to the discontinued operations.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INVENTORIES

         Inventories are stated at the lower of cost or market. The components of inventories at December 31, 1996 were as follows:


               Raw                Finished                 Total
             Materials             Goods
     ------------------------------------------------------------------

               $64,004            $409,341               $473,345
     ==================================================================


DEPRECIATION AND AMORTIZATION

         Depreciation of fixed assets is computed utilizing the straight-line method over the estimated useful lives of the related assets which range from 5 to 50 years. Amortization of leasehold improvements has been provided for on a straight-line basis over the term of the related lease, including renewal period, which is not in excess of the estimated useful lives of the improvements.

REVENUE RECOGNITION

         Revenues are recognized upon shipment of product.

DISCONTINUED OPERATIONS

         On September 30, 1996, the Company discontinued operations of its Lensmire Cheese Factory ("Lensmire") due to its inability to demonstrate profitable operations. Accordingly, the activities for the periods presented relating to the Lensmire Cheese Factory have been presented as discontinued operations. Lensmire had net sales of $885,229 to CCI in 1996, which are not included in the net sales of the Company. Had Lensmire not been discontinued in 1996 these sales would have been eliminated in consolidation. Lensmire had selling, general and administrative expenses of $144,468 and interest expense of $3,121 in 1996. At December 31, 1996 Lensmire had current assets of $281, fixed assets of $150,000, and $630 in other assets. Lensmire's liabilities at December 31, 1996 consisted of $18,391 in accounts payable and accrued expenses, and $5,619 in capital leases payable. In 1995, Lensmire had net sales of $1,197,622, which were eliminated in consolidation. Additionally, Lensmire had selling, general and administrative expenses of $254,622 and interest expense of $6,894 in 1995.

         Snacks had income from its discontinued operation in 1996 totaling $125,133. Snacks only remaining assets consisted of $10,000 in fixed assets. Snacks had income from its discontinued operations of $429,206 in 1995.

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

GOODWILL AND INTANGIBLE ASSETS

         It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the intangible assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of goodwill or intangible assets exists at

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



December 31, 1996. The intangible assets consist of $149,068 for trademark and proprietary technology licenses, $80,000 for import license, and $922,295 for Deli's catering routes which establish its rights to sell its products over an established series of stops. Amortization expense was $42,900 for the year ended December 31, 1996. The trademark and proprietary technology licenses are being amortized over 8 years while the import licenses are being amortized over 5 years and the cost of the routes are being amortized over their estimated economic life of 15 years. The excess cost over the fair value of assets (less liabilities) acquired is being amortized over 40 years. Goodwill at December
31, 1996 for each of the subsidiaries, consisted of the following:

               CCI                  $       6,811,927
               JR                           1,247,924
               Deli                           671,994
                                 ---------------------
               Total                $       8,731,845
                                 =====================


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


         Approximately 60% of the Company's sales volume relates to products which are purchased from Edigo Galbani, S.p.A., for which the Company holds exclusive License and Manufacture Agreements in a contract which runs to the year 2000 when it will come up for renewal, the loss would at this time have a material adverse effect on the revenues of CCI.

NOTES RECEIVABLE - RELATED PARTY

         $167,863 represents an amount due the Company from Cucina Classica Italiana, S.p.A. ("SPA") relating to costs incurred by the Company on its behalf. CCI was purchased by Saratoga from SPA. This note bears interest at 8% and is anticipated to be received within one year.

PROVISION FOR DOUBTFUL ACCOUNTS

         The Company periodically reviews and adjusts its provision for bad debts to reflect its experience.

INVESTMENTS

         The Company has an investment in an investment fund totaling $1,209,800 at December 31, 1996. This fund is dedicated to growth situations, generally in the High Tech field. It is estimated that Saratoga's investment accounts for less than five percent of the total fund assets. It is estimated that the fair value of this investment has not changed since the investment date.

PREPAID EXPENSES

         Of this amount $156,709 consists of advances against future commissions to be earned by David Teolis in accordance with an agreement which entitles Mr. Teolis to 10% of the revenues generated by him to a maximum of $300,000 in commission.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


OTHER ASSETS

    Other assets consists of:

               Capitalized Financing Costs                                    $       94,815
               Unamortized slotting fees                                             119,753
               Deposits                                                               27,449
                                                                              --------------

               Total                                                          $      242,017
                                                                              ==============


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

NOTE 3 -- PROPERTY AND EQUIPMENT - NET

         Property and equipment - net consisted of the following at December 31, 1996:


                                                                                USEFUL LIFE
                                                                                -----------
          Land                                                  $611,007
          Buildings                                            1,394,402           50 years
          Furniture & Equipment                                  913,942       5 - 10 years
          Vehicles                                               479,277        5 - 7 years
          Leasehold Improvements                                  39,955            5 years
          Lensmire and Snacks assets not in use                  160,000      held for sale
                                                              ----------
               Total Cost                                      3,598,583
          Less Accumulated Depreciation                          238,695
                                                              ----------
               Net                                            $3,359,888
                                                              ==========

         The Property, Plant and Equipment includes $120,804 in fixed assets which were acquired using capital leases.


NOTE 4 -- NOTES PAYABLE - RELATED PARTY

         The Company has a note payable to Roy LaCroix related to the purchase of Deli in the amount of $375,000, $112,500 being the current portion thereof, which is being paid over four years and bears interest at the prime rate plus one percent.


NOTE 5 -- LONG-TERM DEBT

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company arranged for short term loans totaling $58,000, for which the entire amount was outstanding at the balance sheet date. These loans were unsecured and bore interest at 8% per year and subsequent to the balance sheet date they were converted to common stock of the Company, and in accordance with Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the Company has classified these loans as non-current liabilities.

         CCI has a term loan with BNY Financial Corporation of which the current balance is $247,800 to be paid $70,800 in 1997, $70,800 in 1998, $70,800 in
1999, and $35,400 in 2000. This loan bears interest at the prime rate plus one percent.

         CCI entered into a Credit Agreement with three out of five of the Italian Banks which, prior to such agreement, CCI had an oral understanding with the five banks to restructure debt owed by one of CCI's subsidiaries to allow further and new senior debt up to $3,000,000 for growth. The credit agreement provides for minimum annual payments of $300,000, $993,130, $300,000, $300,000, and $300,000 for 1997, 1998, 1999, 2000, and 2001, respectively.

         The Credit Agreement was entered into on March 14, 1995 between CCI and Banca Nazionale del Lavoro S.p.A. - New York Branch, Banco di Sicilia S.p.A. - New York Branch, and Banca Commerciale Italiana - New York Branch.

         Two additional banks, Istituto Bancario San Paolo di Torino - New York Branch and Banca Populare di Milano - New York Branch, have the option to join the agreement.


         At the balance sheet, date CCI had indebtedness to the five banks as follows:

        Banca Nazionale del Lavoro S.p.A. - New York Branch            $1,189,721
        Banco di Sicilia S.p.A. - New York Branch                         622,776
        Banca Commerciale Italiana - New York Branch                      389,073
        Istituto Bancario San Paolo di Torino - New York Branch           218,247
        Banca Populare di Milano - New York Branch                        373,313
                                                                       ----------
                                                                       $2,793,130
                                                                       ==========


         The current portion due the Italian Banks is $300,000. The Agreement provides for interest to the banks at prime rate through maturity of the note and 3% over prime thereafter. It calls for monthly installments to the banks in the aggregate of $25,000.00 per month plus accrued interest, which payment shall be received no later than the 10th of each calendar month. The interest related to these payments has been accrued but no payments have been made since February, 1996 since the Company is in continued litigation with the banks.

         In addition to the regular monthly installments, CCI shall pay to the banks in respect of the principal of the Bank Debt, within 30 days after the end of each calendar quarter, an amount equal to 20% of CCI's consolidated net cash flow for such fiscal quarter; provided however, that in no event shall the amount of principal of principal of the Bank Debt required to be paid for any fiscal year of CCI (inclusive of regular monthly installments of principal payable under this Agreement) exceed $600,000.00.

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

         The security interest granted to the banks in the Agreement (other than the security interest in the assets of Nostrano, Inc.) shall be subject and subordinate to, and the Banks will agree to subordinate their debt to, the prior payment in full of up to $3,000,000 of indebtedness held by a bank or trust company.
         The foregoing does not purport to be a complete statement of all terms and conditions contained in the Agreement. Reference is made to exhibit 10 (v) for all terms and conditions of the Agreement.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Deli has various long term loans with varying terms mainly for the purchase of equipment. These loans total $295,154 paid $163,402 in 1997, $86,574 in 1998, $35,655 in 1999 and $9,523 in 2000.


NOTE 6 -- CAPITAL LEASES

         At the balance sheet date the Company had capital leases totaling $169,418 of which $72,861 is the current portion. The leases provides for payments of $72,861, $58,751, $34,092, and $3,714, for 1997, 1998, 1999, and
2000, respectively.


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

         For the year ended December 31, 1996, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards and the current years loss.

         The Company had NOL carryforwards of approximately $3,700,000 at December 31, 1996, which resulted in a Deferred Tax Asset of approximately $1,332,000. After applying the valuation allowance the Deferred Tax Asset was recorded at $-0- on the balance sheet at December 31, 1996.


NOTE 8 --  STOCKHOLDERS' EQUITY

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

         At December 31, 1996 there were 16.5 preferred shares outstanding.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 -- CONTINGENCIES

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

         The court granted a defense motion pursuant to the F.R.C.P.12(b)(6). The Banks have appealed the decision. CCI also filed an appeal. The case is currently pending before the 2nd Circuit Court of Appeals.

Schneck Weltman Hashmall & Mischel

V.       Saratoga Brands, Inc.

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


NOTE 10 -- COMMITMENTS

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The approximate minimum annual rental commitment is as follows:



          YEAR ENDING DECEMBER 31,
          ------------------------
                                                           RENTAL
                                                    ---------------
                    1997                                     89,832
                    1998                                     84,832
                    1999                                     79,712
                                                    ---------------

                                                           $254,376
                                                    ===============

         Rent expense for the years ended December 31, 1996 and 1995 were approximately $97,249 and $97,013, respectively.

         Factoring Agreement

         On June 15, 1995, CCI entered into a factoring agreement with BNY Financial Corporation ("BNYF") for three years that is renewable after the initial period. The agreement states that CCI would be required to factor substantially all of its trade receivables and would in return receive immediate cash credit for a major portion of these factored receivables as well as a portion of the finished goods inventory. The factoring fee is 1% of the invoice amount and 1% over prime on the amount advance under the factoring agreement. The factoring agreement provides CCI with an ability to receive advances collateralized by invoices and inventory of $2.0 million and letters of credit in favor of suppliers of an additional $1.0 million. CCI has pledged all of accounts receivable, inventories, real estate and equipment as collateral for this credit agreement. The group of 5 Italian banks party to a Credit agreement with CCI have subordinated to the BNYF credit agreement in the amount of $3.0 million.

         This agreement has covenants in regards to minimum factoring of invoices, minimum net worth, quick ratio and profitability on a standalone basis. The agreement provides for covenant violation penalties which include increased interest. As a result of the loss from the discontinued operations of the Lensmire Cheese Factory, CCI was in violation of certain of the above stated covenants, however, BNYF waived any penalties related thereto and modified the covenants to bring CCI into full compliance.

NOTE 11 -- STOCK PLANS

         In March 1990, the Company adopted an Incentive Stock Option Plan ("Incentive Plan") and reserved an aggregate of 1,425 Common Shares for purchase under the Incentive Plan. The Incentive Plan was designed to serve as an incentive for attracting and retaining qualified and competent employees by providing them with the ability to acquire a proprietary interest in the Company through ownership of shares of Common Stock. Pursuant to the Incentive Plan, options granted will be incentive stock options intended to comply with the requirements of section 422 (A) of the Internal Revenue Code of 1986, as amended.

         All matters relating to the Incentive Plan are administered by the Company's Board of Directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase. However, the exercise price of options granted and the exercise periods under the Incentive Plan may not be less than 100% of fair market value of the shares of Common Stock on the date of grant nor more than ten years, respectively (110% of fair market value and five years, respectively, in the options granted to employees who own more than 10% of the outstanding shares of Common Stock of the Company. The aggregate fair market value (determined as of the date the option is granted) of the shares of Common Stock that any person may purchase in any calendar year pursuant to the exercise of Incentive stock Options may not exceed $100,000. Options granted under the Incentive Plan are not transferable other than by will or by the laws of the descent or distribution.

         In September 1992, the Board of Directors established a Non-Qualified Stock Option Plan for officers, directors, employees, consultants to the Company and other persons expected to make a significant contribution to the Company. 25,000 shares were reserved for issuance under this plan. The Non-Qualified Stock Option Plan was

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

terminated on May 24, 1994 and all outstanding shares were replaced with shares issued under The 1994 Stock Option Plan as described below.

         The Board of Directors adopted the 1994 Stock Option Plan (the "Option Plan") and the 1994 Restricted Stock Purchase Plan on February 16, 1994. Under the Option Plan, the Company may grant options to purchase up to 140,000 shares to employees or non-employee consultants of the Company and its subsidiaries. The exercise price of options granted under the Option Plan may not be less than 100% (110% for holders of 10% or more of the Company's outstanding shares) of the fair market value of the shares on the date of grant for incentive stock options ("ISO's") as defined in the Internal Revenue Code, and 85% (100% for "covered employees" as defined in the Internal Revenue Code) of the fair market value of the shares on the date of grant for non-incentive stock options. In addition, ISO's which become exercisable by any one optionee may not exceed a fair market value of $100,000 in any calendar year. The Board of Directors granted options to purchase an aggregate of 50,000 to two directors, one of whom was an officer and an aggregate of 50,000 to two outside consultants. Such options carry a ten year term and are not exercisable until nine years after the date of grant, subject to acceleration based on the Company achieving certain levels of gross revenues or market capitalization. The exercise price of the options is $25.00 per share. The Company has also granted options to purchase an aggregate of 14,150 common shares to four former directors, two of whom had also been officers, at an exercise price of $25.00 per share, which was later reduced to $11.875 pursuant to the Termination Agreement of Daniel J. Feld (Exhibit 10(w). These options will replace a like number of options issued to these individuals under the Non-Qualified Stock Option Plan, which was never submitted for shareholder approval. Consequently, the Non-Qualified Stock Option Plan and all options granted under it terminated with shareholder approval of the 1994 plans, which was obtained on May 24, 1994.

         Under the terms of the 1994 Restricted Stock Purchase Plan, the Company may award up to 45,000 common shares which will be subject to such restrictions as the committee appointed by the Board of Directors may deem advisable. Restricted shares may only be allocated to key executive and sales employees or outside consultants of the Company. The committee has awarded an aggregate of 30,000 restricted shares to two former directors of the Company, one of whom was also an officer, and 15,000 restricted shares to an outside consultant at a purchase price $.10 per share. The restrictions places upon these shares were removed upon the effectiveness of Daniel J. Feld's Termination Agreement.

         The Company has registered all of the aforementioned shares issued under the 1994 plans, with the Securities and Exchange Commission.

         In addition, the Board of Directors granted options to purchase 50,000 shares of the Company's common stock at a price of $3.125 per share to one of its directors.

         In March of 1994, the Board of Director of the Company approved the 1994 Stock Award Plan. This plan was intended to attract, retain, motivate and reward officers, directors, employees of and consultants to the Company, and subsidiaries of the Company, who are and will be contributing to the success of the business of the Company; to competitive incentive compensation opportunities; and to further opportunities for stock ownership by such employees and consultants in to increase their proprietary interest in the Company. 135,000 shares of the Company's common stock were registered with the Securities and Exchange Commission under this plan on Form S-8.
113,559 shares were issued under this plan in the 1994 fiscal year.

         Various options were granted to employees and consultants to the company during 1996. These options as well as options remaining outstanding from 1995 are summarized as follows:


                                     BALANCE AT           OPTIONS           OPTIONS          OPTIONS        BALANCE AT
PLAN                              DECEMBER 31, 1995       ISSUED           CANCELLED        EXERCISED    DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------------------
The 1994 Stock Option Plan              1,177,122        2,026,810         (331,012)       (2,677,770)          195,150

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- ADVERTISING COSTS

         The Company generally expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. Advertising expenses included in selling, administrative and general expenses were $141,454 in 1996 and $80,255 in 1995. As of December 31, 1996 advertising costs of approximately $21,812 were recorded primarily in prepaid expenses and other assets in the accompanying balance sheet.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS



                                             BEGINNING        COSTS AND      CHARGED TO      DEDUCTIONS    BALANCE AT
                  DESCRIPTION                OF PERIOD        EXPENSES    COSTS OR EXPENSE   (DESCRIBE)   END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                $92,581        $    21        $     0        ($21,792) 1        $70,810





(1) Represents an amount written off during the period against fully reserved accounts.