Form 10QSB
period 1997-03-31
SARATOGA BRANDS INC
filed 1997-05-14
CIK 868075

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT OF 1934

                         Commission file number 0-19721

                              SARATOGA BRANDS INC.
        (Exact name of small business issuer as specified in its charter)

           NEW YORK                                    13-3413467
(State or other jurisdiction              (I.R.S. Employer identification no.)
of incorporation or organization)

               1835 Swarthmore Avenue, Lakewood, New Jersey 08701
                    (Address of principal executive offices)

                                 (908) 363-3800
                           (Issuer's telephone number)

                        ---------------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes..X... No....

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes .......No .......


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1997


         Title of Each Class                     Number of Shares Outstanding
  Common Stock, $.01 par value per share                  12,991,889

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Unaudited Balance Sheet at March 31, 1997                         3-4

          Consolidated Unaudited Statements of Operations for the Three Months
            Ended March 31, 1997 and 1996                                                  5

          Consolidated Unaudited Statements of Cash Flows for the Three Months Ended
             March 31, 1997 and 1996                                                       6

          Notes to Consolidated Unaudited Financial Statements                          7-14

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    15-17

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                               18

PART 1 - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997

         ASSETS

Current Assets:
       Cash                                                                    $   249,795

       Accounts receivable net of allowance for doubtful accounts
            of $75,310 (Note 2)                                                    804,133

       Investments                                                               1,209,800

       Inventories (Note 2)                                                        414,881

       Prepaid expenses and other current assets                                   288,346
                                                                               ------------

            Total current assets                                                 2,966,955

Property and equipment - net (Note 3)                                            3,326,872

Notes Receivable - Related Party (Note 2)                                          167,863

Other assets (Note 2)                                                              215,828

Intangible assets (Note 2)                                                       1,122,045

Excess of cost over fair value of assets acquired (Note 2)                       8,673,888
                                                                               ------------
       TOTAL ASSETS                                                            $16,473,451
                                                                               ============

                   The accompanying notes to the consolidated
               financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 1997

       LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES

Current Liabilities:
       Accounts payable and accrued expenses                                              $  2,459,981

       Current portion of capital leases payable (Note 6)                                       68,095

       Current portion of long-term debt (Note 5)                                              457,194

       Current portion of long-term debt - Related Party (Note 4)                              112,500
                                                                                         --------------

         Total current liabilities                                                           3,097,770

Long-term debt (Note 5)                                                                      2,986,469

Capital leases payable                                                                          53,640
                                                                                         --------------

       Total liabilities                                                                     6,137,879
                                                                                         --------------
Contingencies (Note 9)

       STOCKHOLDERS' EQUITY           (Note 8)

Preferred stock                                                                                397,898
       Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding.

Common stock                                                                                   129,919
       Par value $.01 - 25,000,000 shares authorized, 12,991,889 shares issued and outstanding

Treasury Stock                                                                                (159,876)
       140,959 common shares stated at cost

Additional paid-in-capital                                                                  22,900,593

Accumulated deficit                                                                        (12,932,962)
                                                                                         --------------

       Total Stockholders' Equity                                                           10,335,572
                                                                                         --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 16,473,451
                                                                                         ==============

                   The accompanying notes to the consolidated
               financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                 1997               1996
                                                            -------------     -------------
Net sales                                                   $   2,824,675     $   4,124,021

Cost of sales                                                   2,072,369         3,443,310
                                                            -------------     -------------
Gross profit                                                      752,306           680,711

Selling, general and administrative expenses (Note 12)            504,510           321,554

Amortization of excess of cost over fair value
   of assets acquired                                              57,958            53,959
                                                            -------------     -------------

Income from operations before interest and income taxes           189,838           305,198

Interest expense - net                                            134,332           130,661

Income taxes (Note 7)                                                   0                 0
                                                            -------------     -------------

Net earnings from operations                                       55,506           174,537

Earnings (loss) from discontinued businesses                            0           (25,829)
                                                            -------------     -------------
Net Earnings (loss)                                         $      55,506     $     148,708
                                                            =============     =============
EARNINGS (LOSS) PER COMMON SHARE

Earnings from continuing operations                         $        0.01     $        0.05

(Loss) earnings from discontinued business                  $          --     $       (0.01)
                                                            -------------     -------------
Total Earnings (loss) per share                             $        0.01     $        0.04
                                                            =============     =============
Weighted average shares used in computation                    10,823,502         3,813,129

                   The accompanying notes to the consolidated
               financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                        1997               1996
                                                                  -------------      -------------
Cash Flows from operating activities:
     Net operating profit                                         $      55,506      $     148,708
Adjustments to reconcile net operating profit to net cash
         provided by (used in) operating activities:
     Income on sale of fixed assets                                     (55,000)           (60,000)
     Deferred income                                                          0             13,310
     Depreciation and amortization                                      140,601            146,812
     Issuance of common stock for services                                    0            (40,000)
     (Increase) decrease in accounts receivable                          66,195            (61,460)
     (Increase) decrease in inventories                                  58,464             14,883
     (Increase) decrease in other assets                                 26,189                  0
     (Increase) decrease in prepaid expenses                             59,875            (64,127)
     Increase in accounts payable and accrued expenses                   94,347           (857,984)
                                                                  -------------      -------------
     Net cash used in operating activities                              446,177           (759,858)
                                                                  -------------      -------------

Cash flows from investing activities:
     Purchase of fixed assets                                           (20,310)           (86,368)
     Cash obtained in business acquisitions                                   0              7,381
     Sale of idle equipment                                              55,000             60,000
                                                                  -------------      -------------
     Net cash provided by (used in) investing activities                 34,690            (18,987)
                                                                  -------------      -------------
Cash flows from financing activities:
     Proceeds from notes payable                                              0            200,000
     Repayment of notes payable                                        (212,920)          (137,078)
     Proceeds from sale of debentures                                         0          4,027,549
     Purchase of Treasury Stock                                         (52,663)                 0
     Capital lease repayments                                           (47,683)           (14,523)
     Capital leasing transactions                                             0             28,800
                                                                  -------------      -------------
     Net cash provided by financing activities                         (313,266)         4,104,748
                                                                  -------------      -------------

Increase (decrease) in cash                                             167,601          3,325,903

Cash at beginning of period                                              82,194              3,678
                                                                  -------------      -------------
Cash at end of period                                             $     249,795      $   3,329,581
                                                                  =============      =============
Supplemental disclosure of cash flow information:

     Interest paid                                                $      65,795      $      43,407


                   The accompanying notes to the consolidated
               financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


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

        On August 26, 1994, the Company entered the specialty cheese industry, through the acquisition of Cucina Classica Italiana, Inc. ("CCI"), a company located in Lakewood, New Jersey engaged in the production, importation and distribution of premium cheeses and Italian foods. CCI distributes a variety of Italian and Greek cheeses including the Bel Paese(R) brand which has had strong presence in the United States for over 75 years.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

INVENTORIES

        Inventories are stated at the lower of cost or market. The components of inventories at March 3, 1997 were as follows:

      Raw        Finished          Total
   Materials      Goods
-------------- ------------- -------------
  $ 70,744      $ 344,137        $ 414,881
============== ============= =============


DEPRECIATION AND AMORTIZATION

        Depreciation of fixed assets is computed utilizing the straight-line method over the estimated useful lives of the related assets, which range from 5 to 50 years. Amortization of leasehold improvements has been provided for on a straight-line basis over the term of the related lease, including renewal period, which is not in excess of the estimated useful lives of the improvements.

REVENUE RECOGNITION

        Revenues are recognized upon shipment of product.

DISCONTINUED OPERATIONS

        On September 30, 1996, the Company discontinued operations of its Lensmire Cheese Factory ("Lensmire") due to its inability to demonstrate profitable operations. Accordingly, the activities for the periods presented relating to the Lensmire Cheese Factory have been presented as discontinued operations. Lensmire had net sales of $885,229 to CCI in 1996, which are not included in the net sales of the Company. Had Lensmire not been discontinued in 1996 these sales would have been eliminated in consolidation. Lensmire had selling, general and administrative expenses of $44,921 and interest expense of $1,371 in 1996. At March 31, 1997 Lensmire had current assets of $706, fixed assets of $150,000, and $514 in other assets. Lensmire's liabilities at March 31, 1997 consisted of $1,650 in accounts payable.

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


GOODWILL AND INTANGIBLE  ASSETS

        It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the intangible assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of goodwill or intangible assets exists at March 31, 1997. The intangible assets consist of $139,751 for trademark and proprietary technology licenses, $75,000 for import license, and $907,295 for Deli's catering routes which establish its rights to sell its products over an

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


established series of stops. Amortization expense was $29,318 for the three-months ended March 31, 1997. The trademark and proprietary technology licenses are being amortized over 8 years while the import licenses are being amortized over 5 years and the cost of the routes are being amortized over their estimated economic life of 15 years. The excess cost over the fair value of assets (less liabilities) acquired is being amortized over 40 years. Goodwill at March 31, 1997 for each of the subsidiaries, consisted of the following:

CCI                       $6,766,715
JR                         1,239,498
Deli                         667,675
                          -----------
Total                     $8,673,888
                          ===========

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

INVESTMENTS

        The Company has an investment in an investment fund totaling $1,209,800 at March 31, 1997. This fund is dedicated to growth situations, generally in the High Tech field. It is estimated that Saratoga's investment accounts for less than five percent of the total fund assets. It is estimated that the fair value of this investment has not changed since the investment date.

PREPAID EXPENSES

        Of this amount $157,802 consists of advances against future commissions to be earned by David Teolis in accordance with an agreement which entitles Mr. Teolis to 10% of the revenues generated by him to a maximum of $300,000 in commission.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


OTHER ASSETS

        Other assets consists of:

Capitalized Financing Costs            $ 88,890
Unamortized slotting fees               100,081
Deposits                                 26,857
                                       --------
Total                                  $215,828
                                       ========

FOREIGN CURRENCY TRANSACTIONS

        The Company imports products from various countries; however, all material transactions are denominated in United States currency.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 -- PROPERTY AND EQUIPMENT - NET

        Property and equipment - net consisted of the following at March 31, 1997:

                                                                USEFUL LIFE
                                                                -----------
Land                                           $  611,007
Buildings                                       1,394,402         50 years
Furniture & Equipment                             931,252     5 - 10 years
Vehicles                                          482,277      5 - 7 years
Leasehold Improvements                             39,955          5 years
Lensmire and Snacks assets not in use             160,000     held for sale
                                               ----------
     Total Cost                                 3,618,893
Less Accumulated Depreciation                     292,021
                                               ==========
     Net                                       $3,326,872
                                               ==========

The Property, Plant and Equipment include $120,804 in fixed assets which were acquired using capital leases.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 -- NOTES PAYABLE - RELATED PARTY

        The Company has a note payable to Roy LaCroix related to the purchase of Deli in the amount of $356,250, $112,500 being the current portion thereof, which is being paid over four years and bears interest at the prime rate plus one percent.


NOTE 5 -- LONG-TERM DEBT

        The Company arranged for short-term loans totaling $420,000, for which the entire amount was outstanding at the balance sheet date. These loans were unsecured and bore interest at 8% per year and subsequent to the balance sheet date they were converted to common stock of the Company, and in accordance with Statement of Financial Accounting Standards No. 6, Classification of short-term Obligations Expected to Be Refinanced, the Company has classified these loans as non-current liabilities.

        CCI has a term loan with BNY Financial Corporation of which the current balance is $230,100 to be paid $53,100 in 1997, $70,800 in 1998, $70,800 in
1999, and $35,400 in 2000. This loan bears interest at the prime rate plus one percent.

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
                                                               ----------
                                                               $2,793,130
                                                               ==========

        The current portion due the Italian Banks is $300,000. The Agreement provides for interest to the banks at prime rate through maturity of the note and 3% over prime thereafter. It calls for monthly installments to the banks in the aggregate of $25,000.00 per month plus accrued interest, which payment shall be received no later than the 10th of each calendar month. The interest related to these payments has been accrued but no payments have been made since February 1996 since the Company is in continued litigation with the banks.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

        Deli has various long-term loans with varrying terms mainly for the purchase of equipment. These loans total $144,258 paid $85,473 in 1997, $41,912 in 1998, and $16,873 in 1999.

NOTE 6 -- CAPITAL LEASES

        At the balance sheet date the Company had capital leases totaling $121,735 of which $68,095 is the current portion. The leases provide for payments of $52,346, $42,607, $24,347, and $2,435, for 1997, 1998, 1999, and
2000, respectively.

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

        For the quarter ended March 31, 1997, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards and the current years loss.

        The Company had NOL carryforwards of approximately $3,700,000 at March 31, 1997, which resulted in a Deferred Tax Asset of approximately $1,332,000. After applying the valuation allowance the Deferred Tax Asset was recorded at $-0- on the balance sheet at March 31, 1997.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


Incorporation. Subsequent to the initial public offering of the Company's common shares, holders of eight Preferred Shares converted into common shares.

        The Company has reserved, in aggregate, 1,527 common shares for possible future issuance to Preferred Stockholders in the event of conversion.

        At March 31, 1997 their were 16.5 preferred shares outstanding.

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

        Additionally, the Company is party to several other lawsuits as detailed below:

Cucina Classica Italiana, Inc. v. Banca Nazionale del Lavoro S.p.A., Banco di Sicilia S.p.A., Banca Commerciale Italiana, Istituto Bancario San Paolo di Torino, and Banca Populare di Milano

        CCI filed an action on February 15, 1996 in The United States District Court for the Southern District of New York alleging RICO violations, fraud and abuse of process amongst the causes of action against Banca Nazionale del Lavoro S.p.A., Banco di Sicilia S.p.A., and Banca Commerciale Italiana. The action was in response to the aforesaid defendants having filed an action against CCI under ss.303(b) when CCI was not indebted to any of the defendants. The law firm and a partner in that firm were also named as defendants for their participation in the filing.

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

        The court granted a defense motion pursuant to the F.R.C.P.12 (b)(6). The Banks appealed the decision, but subsequently withdrew their appeal. CCI also filed an appeal. The case is currently pending before the 2nd Circuit Court of Appeals.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

Rent expense for the quarter ended March 31, 1997 and 1996 was approximately $22,486 and $23,157, respectively.

        Factoring Agreement

        On June 15, 1995, CCI entered into a factoring agreement with BNY Financial Corporation ("BNYF") for three years that is renewable after the initial period. The agreement states that CCI would be required to factor substantially all of its trade receivables and would in return receive immediate cash credit for a major portion of these factored receivables as well as a portion of the finished goods inventory. The factoring fee is 1% of the invoice amount and 1% over prime on the amount advance under the factoring agreement. The factoring agreement provides CCI with an ability to receive advances collateralized by invoices and inventory of $2.0 million and letters of credit in favor of suppliers of an additional $1.0 million. CCI has pledged all of account receivable, inventories, real estate and equipment as collateral for this credit agreement. The group of 5 Italian banks party to a Credit agreement with CCI has subordinated to the BNYF credit agreement in the amount of $3.0 million.

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

        Results of operations for Lensmire Cheese Factory and Snacks have been presented as discontinued operations in 1997 and 1996.


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

        The Company is proceeding with its previously announced redefining of its business into two separate and distinct public companies through the spin-off of its rapidly expanding mobile catering and food distribution business. SARATOGA through its Cucina Classica Italiana, Inc. subsidiary, will remain in the cheese business, and the mobile catering business will be given to the shareholders of SARATOGA in the form of a dividend, thereby creating a new public company.

        OPERATIONS OVERVIEW

In the opinion of management, the most meaningful comparison of operating results compares only earnings from continuing operations. Accordingly, "comparable" results in the following discussions represent the following:

               - 1997 results excluding any gains or losses on discontinued businesses

               - 1996 results excluding any gains or losses on discontinued businesses

        Results of Operations for the Three months Ended March 31, 1997 and 1996

        Net sales for the quarter ended March 31, 1997 were $2,824,675 compared with $4,124,021 in 1996. The Company generated gross profit of $752,306 or 27% in 1997 verses $680,711 or 17% in 1996. This increase is a result of the improvement of profit margins at both the Deli King and CCI subsidiaries.

        At the Deli King operation purchasing practices have been improved while selling prices have been adjusted upward. At the CCI operation manufacturing of cheeses has been eliminated in favor of purchasing of the products from more modern and efficient manufacturers. In addition, unprofitable product lines have been eliminated. The elimination of the unprofitable product lines has resulted in lower gross sales, but has generated a higher gross profit.

         Selling, general and administrative expenses were $504,510 and $321,554 in 1997 and 1996, respectively.

        Management expects gross margins and net operating profits to improve as the Company continues to integrate its acquisitions and take advantage of the economies of scale, the discontinuance of unprofitable products, and the launching of new products. To this end, the Company is consolidating the buying power and resources of its subsidiaries, and has undertaken a substantial cost reduction program in all of its subsidiaries. This consolidation and profit improvement program is expected to continue through fiscal 1997.

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

        The assets of Lensmire Cheese Factory have been written down to net realizable value. The liabilities related to the discontinued business consist primarily of accounts payable and accrued expenses and amounted to $1,650 in the March 31, 1997 Balance Sheet.

        The Company reported no provision for income taxes for the quarter ended March 31, 1997 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

        The earnings from continuing operations for the quarter ended March 31, 1997 were $55,506, verses $174,537 in 1996. Net income (loss) was $55,506 in the first quarter of 1997, verses income of $148,708 in 1996.

        Earnings per common share from the operating businesses were $0.01 in the quarter ended March 31, 1997 verses $0.04 in 1996 on weighted average shares of 10,823,502 and 3,813,129, respectively.

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

        At March 31, 1997 the Company had a net worth of $10,335,572 compared with $8,205,881 at March 31, 1996.

        The Company received proceeds of $4,479,000 from the issuance of convertible debentures during the quarter ended March 31, 1996. The debentures were convertible into the common shares of the Company. All of the debentures have been converted to common shares as of March 31, 1997.

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




Date:  May  13, 1997              By:           /s/ Scott G. Halperin
                                                --------------------------------
                                                Scott G. Halperin
                                                Chief Executive Officer
                                                Treasurer



Date:  May  13, 1997              By:           /s/ Bernard F. Lillis, Jr.
                                                --------------------------------
                                                Bernard F. Lillis, Jr.
                                                Chief Financial Officer
                                                Principal Accounting Officer