Form 10QSB
period 1997-06-30
SARATOGA BRANDS INC
filed 1997-08-15
CIK 868075

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
       ACT OF 1934

                         Commission file number 0-19721

                              SARATOGA BRANDS INC.
        (Exact name of small business issuer as specified in its charter)

            New York                                             13-3413467
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification no.)

               1835 Swarthmore Avenue, Lakewood, New Jersey 08701
                    (Address of principal executive offices)

                                 (908) 363-3800
                           (Issuer's telephone number)

                               ------------------

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No ______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1997


           Title of Each Class                      Number of Shares Outstanding
Common Stock, $.01 par value per share                       13,729,880

                      SARATOGA BRANDS INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                  Consolidated Unaudited Balance Sheet at June 30, 1997                                            3-4


                  Consolidated Unaudited Statements of Operations for the Three and Six Months
                    Ended June 30, 1997 and 1996                                                                   5


                  Consolidated Unaudited Statements of Cash Flows for the Six Months Ended
                     June 30, 1997 and 1996                                                                        6


                  Notes to Consolidated Unaudited Financial Statements                                          7-14



Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                  15-17



PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                                                                 18

PART 1 - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997


              ASSETS

Current Assets:
             Cash                                                            $    43,658

             Accounts receivable net of allowance for doubtful accounts
                  of $70,810 (Note 2)                                          1,346,422

             Receivable from Investment Partnership (Note 2)                   1,209,800

             Inventories (Note 2)                                                494,195

             Prepaid expenses and other current assets                           367,940
                                                                             -----------

                  Total current assets                                         3,462,015

Property and equipment - net (Note 3)                                          3,285,234

Notes Receivable - Related Party (Note 2)                                        167,863

Other assets (Note 2)                                                            203,573

Intangible assets (Note 2)                                                     1,078,679

Excess of cost over fair value of assets acquired (Note 2)                     8,621,595
                                                                             -----------

             TOTAL ASSETS                                                    $16,818,959
                                                                             ===========



        The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 1997



              LIABILITIES AND STOCKHOLDERS' EQUITY

             LIABILITIES

Current Liabilities:
             Accounts payable and accrued expenses                                  $  2,256,360

             Current portion of capital leases payable (Note 6)                           68,178

             Current portion of long-term debt (Note 5)                                  130,829

             Current portion of long-term debt - Related Party (Note 4)                  112,500
                                                                                    ------------

               Total current liabilities                                               2,567,867

Long-term debt-Related Party (Note 4)                                                    206,250

Long-term debt-Italian Banks (Note 5)                                                  2,793,130

Long-term debt (Note 5)                                                                  199,150

Capital leases payable                                                                    72,006
                                                                                    ------------

             Total liabilities                                                         5,838,403
                                                                                    ------------

Contingencies (Note 9)

             STOCKHOLDERS' EQUITY (Note 8)
Preferred stock                                                                          397,898
             Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding
Common stock                                                                             137,299
             Par value $.01 - 25,000,000 shares authorized, 13,729,880 shares issued
Treasury Stock                                                                          (159,876)
             140,959 common shares stated at cost

Additional paid-in-capital                                                            23,290,442

Accumulated deficit                                                                  (12,685,207)
                                                                                    ------------

             Total Stockholders' Equity                                               10,980,556
                                                                                    ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 16,818,959
                                                                                    ============



         The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,               ENDED JUNE 30,
                                                           --------------------------    --------------------------
                                                               1997          1996            1997          1996
                                                           -----------    -----------    -----------    -----------
Net sales                                                  $ 4,035,911    $ 3,161,121    $ 6,860,586    $ 7,285,142

Cost of sales                                                2,843,325      1,869,879      4,915,695      5,292,727
                                                           -----------    -----------    -----------    -----------

Gross profit                                                 1,192,586      1,291,242      1,944,891      1,992,415

Selling, general and administrative expenses (Note 12)         742,830        955,836      1,247,340      1,322,311

Amortization of excess of cost over fair value of
  assets acquired                                               57,958         53,958        115,915        107,916
                                                           -----------    -----------    -----------    -----------

Income from operations before interest and income taxes        391,798        281,448        581,636        562,188

Interest expense - net                                         143,443        142,051        277,775        274,083

Income taxes (Note 7)                                              600              0            600              0
                                                           -----------    -----------    -----------    -----------

Net earnings from operations                               $   247,755    $   139,397    $   303,261    $   288,105
                                                           ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE

Earnings                                                   $      0.02    $      0.03    $      0.03           0.06
                                                           ===========    ===========    ===========    ===========

Weighted average shares used in computation                 12,609,051      5,567,010     11,595,529      4,690,070


        The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996



                                                                               1997             1996
                                                                           -----------       -----------
Cash Flows from operating activities:
                  Net operating profit                                     $   303,261       $   288,105
Adjustments to reconcile net operating profit to net cash
         provided by (used in) operating activities:
                  Income on sale of fixed assets                               (55,000)          (60,000)
                  Deferred income                                                    0            13,310
                  Depreciation and amortization                                291,810           265,540
                  Issuance of common stock for services                              0           (40,000)
                  (Increase) decrease in accounts receivable                  (657,594)          213,150
                  (Increase) decrease in inventories                           (20,850)          131,213
                  (Increase) decrease in other assets                           38,444                 0
                  (Increase) decrease in prepaid expenses                      (19,719)         (178,513)
                  Increase in accounts payable and accrued expenses            (72,226)       (1,161,038)
                                                                           -----------       -----------

                  Net cash used in operating activities                       (191,874)         (528,233)
                                                                           -----------       -----------

Cash flows from investing activities:
                  Purchase of fixed assets                                     (36,244)       (1,880,098)
                  Cash obtained in business acquisitions                             0             7,381
                  Sale of idle equipment                                        55,000            60,000
                                                                           -----------       -----------
                  Net cash provided by (used in) investing activities           18,756        (1,812,717)
                                                                           -----------       -----------

Cash flows from financing activities:
                  Capital Stock Issued in Payment of Debt                      420,000
                  Proceeds from notes payable                                  362,000           750,000
                  Repayment of notes payable                                  (565,521)         (355,983)
                  Proceeds from sale of debentures                                   0         4,027,549
                  Purchase of Treasury Stock                                   (52,663)                0
                  Capital lease repayments                                     (45,234)                0
                  Capital leasing transactions                                  16,000            40,972
                                                                           -----------       -----------

                  Net cash provided by financing activities                    134,582         4,462,538
                                                                           -----------       -----------

Increase (decrease) in cash                                                    (38,536)        2,121,588

Cash at beginning of period                                                     82,194             3,678
                                                                           -----------       -----------

Cash at end of period                                                      $    43,658       $ 2,125,266
                                                                           ===========       ===========

Supplemental disclosure of cash flow information:

                  Interest paid                                            $   160,550       $   125,906
                                                                           ===========       ===========

Summary of non-cash investing activities:

                  Common Stock issued for acquisitions                               0       $   750,000
                                                                           ===========       ===========


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

         On May 7, 1996, the Company acquired the assets of Dotties Caterers, Inc. ("Dotties"), a mobile catering business serving Rhode Island, from the Federal Bankruptcy Court in Providence, RI . Dotties assets were integrated into Deli and became part of that operation.

         In September of 1996, the Company formed Mobile Caterer's, Inc. ("Mobile") and immediately contributed the stock of Deli, and JR thereto, and thereafter the catering and deli business were operated under Mobile, trading as Deli King.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries: CCI and Mobile. The consolidated balance sheets reflect the accounts of the Company and its two wholly owned subsidiaries. The acquisitions were recorded as purchases. In consolidation all inter company balances are eliminated.

INVENTORIES

         Inventories are stated at the lower of cost or market. The components of inventories at June 30, 1997 were as follows:

                Raw Materials    Finished Goods            Total
                -------------    --------------            -----
                   $ 68,765         $ 425,430            $ 494,195
                   ========         =========            =========

                      SARATOGA BRANDS INC. AND SUBSIDIARIES

             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


DEPRECIATION AND AMORTIZATION

         Depreciation of fixed assets is computed utilizing the straight-line method over the estimated useful lives of the related assets, which range from 5 to 50 years, (see Note 3 for detail by category). Amortization of leasehold improvements has been provided for on a straight-line basis over the term of the related lease, including renewal period, which is not in excess of the estimated useful lives of the improvements.

REVENUE RECOGNITION

         Revenues are recognized upon shipment of product.

PER SHARE DATA

         The per share data has been calculated using the weighted average number of Common Shares outstanding during each period presented. Outstanding options and warrants have been excluded from the computation due to their antidilutive effect.

GOODWILL AND INTANGIBLE  ASSETS

         It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the intangible assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of goodwill or intangible assets exists at June 30, 1997. The intangible assets consist of $130,434 for trademark and proprietary technology licenses, $ 70,000 for import license, and $ 878,245 for Deli's catering routes which establish its rights to sell its products over an established series of stops. Amortization expense was $60,632 for the six-months ended June 30, 1997. The trademark and proprietary technology licenses are being amortized over 8 years while the import licenses are being amortized over 5 years and the cost of the routes are being amortized over their estimated economic life of 15 years. The excess cost over the fair value of assets (less liabilities) acquired is being amortized over 40 years. Goodwill at June 30, 1997 for each of the subsidiaries, consisted of the following:

                    CCI            $6,721,503
                    JR              1,231,914
                    Deli              668,178
                                   ----------
                    Total          $8,621,595
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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES

             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


CONCENTRATIONS

         The Company does not have any single customers which account for more than 10% of the Company's trade receivables or sales. CCI's products are distributed nationally, while Mobile's products are regional throughout New England. Most of the Company's customers are food retailers and distributors.

         Approximately 60% of CCI's sales volume relates to products which are purchased from Edigo Galbani, S.p.A., for which the Company holds exclusive License and Manufacture Agreements in a contract which runs to the year 2000 when it will come up for renewal, the loss would at this time have a material adverse effect on the revenues of CCI. The Company is currently in discussions with Galbani for an extension of this agreement through the year 2005.


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

RECEIVABLE FROM INVESTMENT PARTNERSHIP

         At December 31, 1996 the Company had an investment in a Bermuda Limited Partnership which manages an investment fund dedicated to growth situations, generally in the high tech field. The Partnership Subscription Agreement provides that the Company may redeem all or part of its investment upon thirty days written notice provided in writing to the Partnership. The Agreement further provides that until June 30, 1997 the Partnership guarantees and holds the Company harmless from any loss in the value of its investment.

         Prior to June 30, 1997 the Company notified the Partnership both verbally and in writing of its desire to have its investment in the Fund liquidated and the proceeds returned to the Company. The Manager of the Fund has acknowledged that the liquidation is taking place and that the proceeds will be returned to the Company forthwith.

         At June 30, 1997 the investment in the Fund has been reclassified as a current receivable from the Partnership.


PREPAID EXPENSES

         Of this amount $157,802 consists of advances against future commissions to be earned by David Teolis in accordance with an agreement which entitles Mr. Teolis to 10% of the revenues generated by him to a maximum of $300,000 in commission.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES

             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


OTHER ASSETS

         Other assets consists of:

               Capitalized Financing Costs        $  86,921
               Unamortized slotting fees             89,761
               Deposits                              26,891
                                                  ---------
               Total                              $ 203,573
                                                  =========

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

NOTE 3 -- PROPERTY AND EQUIPMENT - NET

         Property and equipment - net consisted of the following at June 30, 1997:

                                                                     USEFUL LIFE
                                                                     -----------
         Land                                          $   611,007
         Buildings                                       1,394,402     50 years
         Furniture & Equipment                             962,455   5 - 10 years
         Vehicles                                          459,154   5 - 7 years
         Leasehold Improvements                             39,955     5 years
         Lensmire and Snacks assets not in use             160,000  held for sale
                                                       -----------
         Total Cost                                      3,626,973
         Less Accumulated Depreciation                     341,739
                                                       ===========
         Net                                           $ 3,285,234
                                                       ===========

         The Property, Plant and Equipment include $ 120,804 in fixed assets, which were acquired using capital leases.

NOTE 4 -- NOTES PAYABLE - RELATED PARTY

         The Company has a note payable to Roy LaCroix, the former owner of Deli King, Inc., related to the purchase of Deli in the amount of $318,750, $112,500 being the current portion thereof, which is being paid over four years and bears interest at the prime rate plus one percent.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES

             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 -- LONG-TERM DEBT

         CCI has a term loan with BNY Financial Corporation of which the current balance is $ 212,400 to be paid $35,400 in 1997, $70,800 in 1998, $70,800 in
1999, and $35,400 in 2000. This loan bears interest at the prime rate plus one percent.

         Deli has various long-term loans with varying terms mainly for the purchase of equipment. These loans total $ 117,579 paid $ 58,794 in 1997, $41,912 in 1998, and $ 16,873 in 1999.

         Loans Payable to Italian Banks

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

         Two additional banks, Istituto Bancario San Paolo di Torino - New York Branch and Banca Populare di Milano - New York Branch, had the option to join the agreement, which then subsequently did.

         At the balance sheet date CCI had indebtedness to the five banks as follows:

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
                                                                                    ----------
                                                                                    $2,793,130
                                                                                    ==========

         Under the terms of the Agreement, the current portion due the Italian Banks is $300,000. The Agreement provides for interest to the banks at prime rate through maturity of the note and 3% over prime thereafter. It calls for monthly installments to the banks in the aggregate of $25,000.00 per month plus accrued interest, which payment shall be received no later than the 10th of each calendar month. The interest related to these payments has been accrued but no payments have been made since February 1996 since the Company is in continued litigation with the banks.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES

             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


         Please see Note 9 - Contingencies for a more detailed discussion of the lawsuit the Company has brought against the three Italian Banks that are parties to the above described credit agreement.

         While the lawsuit is pending, the Company has suspended all payments to the Italian Banks of both principal and interest. The Company is continuing to accrue interest on the balance of the loans, and has accrued interest in the amount of $ 333,057 through June 30, 1997.

         As of this date, the banks have not filed a legal action against Nostrano or CCI in an attempt the collect any of the money they claim is owed to them by CCI. Accordingly, we are not showing any of the amount due the Italian Banks as current in the accompanying financial statements.


NOTE 6 -- CAPITAL LEASES

         At the balance sheet date the Company had capital leases totaling $140,184 of which $ 68,178 is the current portion. The leases provide for payments of $ 40,895, $ 54,567, $36,307, and $ 8,415, for 1997, 1998, 1999, and
2000, respectively.


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

         For the six-month period ended June 30, 1997, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards.

         The Company had NOL carryforwards of approximately $3,700,000 at June 30, 1997, which resulted in a Deferred Tax Asset of approximately $1,332,000. After applying the valuation allowance the Deferred Tax Asset was recorded at $-0- on the balance sheet at June 30, 1997.


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

         The Company has reserved, in aggregate, 1,527 common shares for possible future issuance to Preferred Stockholders in the event of conversion. At June 30, 1997 their were 16.5 preferred shares outstanding.
NOTE 9 -- CONTINGENCIES

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

         Additionally, the Company is party to two other lawsuits as detailed below:

CUCINA CLASSICA ITALIANA, INC.
V.       BANCA NAZIONALE DEL LAVORO S.P.A., BANCO DI SICILIA S.P.A.,
         BANCA COMMERCIALE ITALIANA, ISTITUTO BANCARIO SAN PAOLO DI TORINO, AND BANCA POPULARE DI MILANO

         CCI filed an action on February 15, 1996 in The United States District Court for the Southern District of New York alleging RICO violations, fraud and abuse of process amongst the causes of action against Banca Nazionale del Lavoro S.p.A., Banco di Sicilia S.p.A., and Banca Commerciale Italiana. The action was in response to the aforesaid defendants having filed an action against CCI under Section303(b) when CCI was not indebted to any of the defendants. The law firm and a partner in that firm were also named as defendants for their participation in the filing.

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

         The court granted a defense motion pursuant to the F.R.C.P.12 (b)(6). The defense motion granted was a Motion to Dismiss on the basis that the Company had not established its jurisdictional right to be in federal court. The dismissal was not a determination on the merits of the case.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES

             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10 -- COMMITMENTS

         Lease

         The Company and its subsidiaries maintain office, warehouse and processing facilities pursuant to an operating lease as detailed below.

         CCI leases a 20,000 square foot facility at 1835 Swarthmore Avenue, Lakewood, New Jersey 08701, of which approximately 3,000 square feet serves as office space. This facility serves as Saratoga's and CCI's headquarters as well as housing CCI's shredding and grating operation and warehouse. The facility is a fireproof high bay warehouse located on 3.5 acres with ample expansion potential. The warehouse contains 13,000 cubic feet of cooler space. This facility is leased from Arthur Sommers at a basic rent of $ 6,642.68 per month or $ 79,712 annually. The lease has a five year term, with no rent escalation and an option to renew for an additional five years at an annual rent of $91,975.

Rent expense for the quarters ended June 30, 1997 and 1996 was approximately $ 25,450 and $ 25,542, respectively.

         Factoring Agreement

         On June 15, 1995, CCI entered into a factoring agreement with BNY Financial Corporation ("BNYF") for three years that is renewable after the initial period. On March 20, 1997 the agreement was amended and the initial period was extended to June 13, 2000. The agreement states that CCI would be required to factor substantially all of its trade receivables and would in return receive immediate cash credit for a major portion of these factored receivables as well as a portion of the finished goods inventory. The factoring fee is 1% of the invoice amount and 1% over prime on the amount advance under the factoring agreement. The factoring agreement provides CCI with an ability to receive advances collateralized by invoices and inventory of $2.0 million and letters of credit in favor of suppliers of an additional $1.0 million. CCI has pledged all of account receivable, inventories, real estate and equipment as collateral for this credit agreement. The group of 5 Italian banks party to a Credit agreement with CCI has subordinated to the BNYF credit agreement in the amount of $3.0 million.

         This agreement has covenants in regards to minimum factoring of invoices, minimum net worth, quick ratio and profitability on a standalone basis. The agreement provides for covenant violation penalties which include increased interest. As a result of the loss from the discontinued operations of the Lensmire Cheese Factory, CCI was in violation of certain of the above stated covenants at December 31, 1996. However, BNYF waived any penalties related thereto and modified the covenants by amendment to bring CCI into full compliance.

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


         OPERATIONS OVERVIEW

         Results of Operations for the Three months Ended June 30, 1997 and 1996

         Net sales for the quarter ended June 30, 1997 were $ 4,035,911 compared with $ 3,161,121 in 1996. The Company generated gross profit of $ 1,192,586 or 30% in 1997 verses $ 1,291,242 or 41% in 1996. This decrease is a result of one-time charges and inventory adjustments taken during the period relating to changes in the operations at both Mobile and CCI. While these one-time charges negatively affected gross profit in the quarter, they were necessary in order to generate future profitability.

         At the Deli King operating management has been changed, purchasing practices have been improved and selling prices have been adjusted upward. At the CCI operation manufacturing of cheeses has been eliminated in favor of purchasing of the products from more modern and efficient manufacturers. In addition, unprofitable product lines have been eliminated. While the elimination of the unprofitable product lines may result in lower gross sales, it will generate a higher gross profit.

          Selling, general and administrative expenses were $ 742,830 and $955,836 in 1997 and 1996, respectively, a reduction of 22%. This reflects tangible results from the reorganization and cost reductions undertaken in the first quarter at Mobile.

         Management expects gross margins and net operating profits to improve as the Company continues to take advantage of the economies of scale, lower payroll costs, changes in operating procedures, the discontinuance of unprofitable products, and the launching of new products. To this end, the Company is consolidating the buying power and resources of its subsidiaries, and has undertaken a substantial cost reduction program in all of its subsidiaries. This consolidation and profit improvement program is expected to continue through fiscal 1997.

         In addition, on August 29, 1996 the Company discontinued operation of Lensmire Cheese Factory, its cheese manufacturing operation located in Cascade Wisconsin, due to its inability to demonstrate profitable operation since acquisition by the Company in August, 1994.

         Since all of Lensmire's production was transferred to CCI, no revenues were reported in the 1996 income statement of the Company, since they were eliminated in consolidation.

         The assets of Lensmire Cheese Factory have been written down to net realizable value. There are no liabilities related to the discontinued business in the June 30, 1997 Balance Sheet.

         The Company reported no provision for income taxes for the quarter ended June 30, 1997 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

         The Net Income, all from continuing operations, for the quarter ended June 30, 1997 were $ 247,755, verses $139,397 in 1996.

         Earnings per common share from the operating businesses were $0.02 in the quarter ended June 30, 1997 verses $ 0.03 in 1996 on weighted average shares of 12,609,051 and 5,567,010 respectively.

         Results of Operations for the Six months Ended June 30, 1997 and 1996

Net sales for the six months ended June 30, 1997 were $ 6,860,586 compared with $ 7,285,142 in 1996. The Company generated gross profit of $ 1,944,891 or 28% in 1997 verses $ 1,992,415 or 27% in 1996. This increase is a result of the improvement of profit margins at both the Deli King and CCI subsidiaries.

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

          Selling, general and administrative expenses were $ 1,247,340 and $1,322,311 in 1997 and 1996, respectively, a reduction of 6%. This reflects tangible results from the reorganization and cost reductions undertaken in the first quarter.

         Management expects gross margins and net operating profits to improve as the Company continues to take advantage of the economies of scale, lower payroll costs, changes in operating policies, the discontinuance of unprofitable products, and the launching of new products. To this end, the Company is consolidating the buying power and resources of its subsidiaries, and has undertaken a substantial cost reduction program in all of its subsidiaries. This consolidation and profit improvement program is expected to continue through fiscal 1997.

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

         The assets of Lensmire Cheese Factory have been written down to net realizable value. There are no liabilities related to the discontinued business in the June 30, 1997 Balance Sheet.

         The Company reported no provision for income taxes for the six months ended June 30, 1997 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

         The Net Income, all from continuing operations for the six months ended June 30, 1997 was $ 303,261, verses $288,105 in 1996.

         Earnings per common share from the operating businesses were $0.03 in the six months ended June 30, 1997 verses $ 0.06 in 1996 on weighted average shares of 11,595,529 and 4,690,070, respectively.

         Earnings for the first six months of 1997 were up due to the consolidation of the mobile catering and wholesale distribution businesses, changes in operating procedures at both Mobile and CCI, reduction in payroll, and other cost reductions related to new co-pack production of CCI's products.


LIQUIDITY AND CAPITAL RESOURCES

         Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities.


         At June 30, 1997 the Company had a net worth of $ 10,980,556 compared with $ 10,067,375 at June 30, 1996.

         The Company received proceeds of $ 4,479,000 from the issuance of convertible debentures during the six months ended June 30, 1996. The debentures were converted into 2,861,763 common shares of the Company. All of the debentures have been converted to common shares and none remain outstanding as of June 30, 1997.

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




Date:  August  14, 1997                By: /s/ Scott G. Halperin
                                           -----------------------------------
                                           Scott G. Halperin
                                           Chairman of the Board
                                           Chief Executive Officer
                                           Treasurer



Date:  August 14, 1997                 By: /s/ Bernard F. Lillis, Jr.
                                           --------------------------
                                           Bernard F. Lillis, Jr.
                                           Chief Operating Officer
                                           Chief Financial Officer
                                           Principal Accounting Officer