Form 10QSB
period 1997-09-30
SARATOGA BRANDS INC
filed 1997-11-19
CIK 868075

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        OF 1934

                         Commission file number 0-19721

                              SARATOGA BRANDS INC.
        (Exact name of small business issuer as specified in its charter)

           New York                                         13-3413467
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                        identification no.)

               1835 Swarthmore Avenue, Lakewood, New Jersey 08701
                    (Address of principal executive offices)

                                 (732) 363-3800
                           (Issuer's telephone number)

                        ---------------------------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1997


      Title of Each Class                   Number of Shares Outstanding
Common Stock, $.001 par value per share            12,144,751

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


               Consolidated Unaudited Balance Sheet at September 30, 1997                           3-4


               Consolidated Unaudited Statements of Operations for the Three and Nine Months
                 Ended September 30, 1997 and 1996                                                  5


               Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended
                  September 30, 1997 and 1996                                                       6


               Notes to Consolidated Unaudited Financial Statements                                 7-14


Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                          15-17



PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                                                     18

PART 1 - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS


                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      CONSOLIDATED UNAUDITED BALANCE SHEET
                               SEPTEMBER 30, 1997



        ASSETS
Current Assets:
       Cash                                                            $    18,112

       Accounts receivable net of allowance for doubtful accounts
            of $70,810 (Note 2)                                          1,822,884


       Inventories (Note 2)                                                483,056

       Prepaid expenses and other current assets                           220,194
                                                                       -----------

            Total current assets                                         2,544,246

Property and equipment - net (Note 3)                                    3,295,890


Other assets (Note 2)                                                      192,977

Intangible assets (Note 2)                                               1,059,854

Excess of cost over fair value of assets acquired (Note 2)               8,294,436
                                                                       -----------

       TOTAL ASSETS                                                    $15,387,403
                                                                       ===========


     The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 1997



      LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES
Current Liabilities:
       Accounts payable and accrued expenses                                   $  1,836,342

       Current portion of capital leases payable (Note 6)                            60,897

       Current portion of long-term debt (Note 5)                                   134,086

       Current portion of long-term debt - Related Party (Note 4)                   112,500
                                                                               ------------

         Total current liabilities                                                2,143,825

Long-term debt-Related Party(Note 4)                                                178,125

Long-term debt-Italian Banks (Note 5)                                             2,393,321

Long-term debt (Note 5)                                                             178,930

Capital leases payable                                                               84,335
                                                                               ------------

       Total liabilities                                                          4,978,536
                                                                               ------------

Contingencies (Note 9)

       STOCKHOLDERS' EQUITY (Note 8)

Preferred stock                                                                     397,898

       Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized
       200 shares of which 16.5 shares are issued and outstanding.

Common stock                                                                         12,145
       Par value $.001 - 25,000,000 shares authorized, 12,144,751 shares issued.

Treasury Stock                                                                         (645)
       459 common shares stated at cost

Additional paid-in-capital                                                       22,303,033

Accumulated deficit                                                             (12,303,564)
                                                                               ------------

       Total Stockholders' Equity                                                10,408,867
                                                                               ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 15,387,403
                                                                               ============


     The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS


                                                                  FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                              ------------------------------       -----------------------------
                                                                  1997             1996            1997            1996
                                                              ------------       -----------       -----------      ------------
Net sales                                                     $  3,514,903       $ 4,221,210       $10,375,489      $ 11,506,352

Cost of sales                                                    2,724,284         3,316,237         7,639,979         8,608,964
                                                              ------------       -----------       -----------      ------------

Gross profit                                                       790,619           904,973         2,735,510         2,897,388

Selling, general and administrative expenses (Note 12)             448,550           520,511         1,695,890         1,842,822

Amortization of excess of cost over fair value of assets
     acquired                                                       26,711            54,790           142,626           162,706
                                                              ------------       -----------       -----------      ------------

Income from operations before interest and ,taxes                  315,358           329,672           896,994           891,860

Interest expense - net                                             (66,285)          145,245           211,490           419,328
Income taxes (Note 7)                                                    0                                 600
                                                              ------------       -----------       -----------      ------------

Net earnings from continuing operations                         381,643.03        184,427.00        684,903.71        472,532.00

Loss from operations of discontinued
businesses                                                               -       (866,789.00)                -       (866,789.00)
                                                              ------------       -----------       -----------      ------------

Net earnings (loss)                                           $    381,643       ($  682,362)      $   684,904      $(   394,257)
                                                              ============       ===========       ===========      ============

EARNINGS (LOSS) PER COMMON SHARE

Earnings from continuing operations                           $       0.03       $      0.03       $      0.06      $       0.09

Loss from operations of discontinued
businesses                                                            0.00             (0.12)             0.00             (0.16)
                                                              ------------       -----------       -----------      ------------

Total earnings (loss) per share                               $       0.03       $     (0.09)      $      0.06      $      (0.07)
                                                              ============       ===========       ===========      ============

Weighted average shares used in computation                     12,011,792         7,173,685        11,452,062         5,523,985


     The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,


                                                                  1997              1996
                                                               -----------       -----------
Cash Flows from operating activities:
    Net operating profit                                       $   682,362       $  (394,257)
Adjustments to reconcile net operating profit to net cash
         provided by (used in) operating activities:
    Income on sale of fixed assets                                 (55,000)          (60,000)
    Deferred income                                                      0            13,310
    Depreciation and amortization                                  431,045           485,600
    Provision for losses on accounts rceivable                           0            48,830
    Issuance of common stock for services                                0           (40,000)
    Adjustments for discontinued operations                              0          (866,789)
    (Increase) decrease in accounts receivable                    (952,556)         (532,631)
    (Increase) decrease in Investment                            1,209,800
    (Increase) decrease in inventories                              (9,711)         (112,238)
    (Increase) decrease in other assets                             49,040                 0
    (Increase) decrease in prepaid expenses                        128,027           312,737
    Increase in accounts payable and accrued expenses             (529,292)         (133,393)
                                                               -----------       -----------

    Net cash used in operating activities                          953,715        (1,278,831)
                                                               -----------       -----------

Cash flows from investing activities:
    Purchase of fixed assets                                       (97,097)       (2,056,159)
    Cash obtained in business acquisitions                               0             7,381
    Sale of idle equipment                                          55,000            90,000

                                                               -----------       -----------
    Net cash provided by (used in) investing activities            (42,097)       (1,958,778)
                                                               -----------       -----------

Cash flows from financing activities:
    Capital Stock Issued in Payment of Debt                        420,000                 0
    Proceeds from notes payable                                    362,000           750,662
    Repayment of notes payable                                    (952,351)         (145,674)
    Proceeds from sale of debentures                                     0         4,027,549
    Purchase of Treasury Stock                                    (781,163)                0
    Capital lease repayments                                       (40,186)                0
    Capital leasing transactions                                    16,000           152,846
                                                               -----------       -----------

    Net cash provided by financing activities                     (975,700)        4,785,383
                                                               -----------       -----------

Increase (decrease) in cash                                        (64,082)        1,547,774

Cash at beginning of period                                                            3,678
                                                               -----------       -----------

Cash at end of period                                          $   (64,082)      $ 1,551,452
                                                               ===========       ===========

Supplemental disclosure of cash flow information:

    Interest paid                                              $   214,615       $   193,673
                                                               ===========       ===========

Summary of non-cash investing activities:

    Common Stock issued for acquisitions                                 0       $   750,000
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

        On December 30, 1994, the company acquired JR's Delis, Inc. ("JR") a Rhode Island based catering and distribution business. JR sold deli products to more than 900 convenience stores and retail outlets in Rhode Island, Massachusetts and Connecticut.

        On April 29, 1996, (effective January 1, 1996), the Company acquired Deli King, Inc. ("Deli"), a food processor, distributor and mobile catering business serving Rhode Island, eastern Connecticut and southeastern Massachusetts, operating out of a modern commissary facility in West Warwick, Rhode Island.

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

INVENTORIES

Inventories are stated at the lower of cost or market. The components of inventories at September 30, 1997 were as follows:

                  Finished
Raw Materials      Goods            Total
  --------        ---------        ---------
  $ 44,778        $ 438,278        $ 483,056
  ========        =========        =========

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

DEPRECIATION AND AMORTIZATION

        Depreciation of fixed assets is computed utilizing the straight-line method over the estimated useful lives of the related assets, which range from 5 to 50 years, (see Note 3 for detail by category.) Amortization of leasehold improvements has been provided for on a straight-line basis over the term of the related lease, including renewal period, which is not in excess of the estimated useful lives of the improvements.

REVENUE RECOGNITION

        Revenues are recognized upon shipment of product.

PER SHARE DATA

        The per share data has been calculated using the weighted average number of Common Shares outstanding during each period presented. Outstanding options and warrants have been excluded from the computation due to their antidilutive effect.

GOODWILL AND INTANGIBLE  ASSETS

        It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the intangible assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of goodwill or intangible assets exists at September 30, 1997.

        The intangible assets consist of:


        Trademarks and proprietary technology licenses            $  121,117
        Import licenses                                               65,000
        Catering Routes-Deli King, Inc.                              873,737
                                                                  ----------
        TOTAL                                                     $1,059,854
                                                                  ==========


        Deli King routes establish its rights to sell its products over an established series of stops. The cost of the routes are being amortized over their estimated economic life of 15 years The trademark and proprietary technology licenses are being amortized over 8 years while the import licenses are being amortized over 5 years. Amortization expense was $85,145 for the nine-months ended September 30, 1997.

        The excess cost over the fair value of assets (less liabilities) acquired is being amortized over 40 years. Goodwill at September 30, 1997 for each of the subsidiaries, consisted of the following:

CCI                $ 6,409,121
MOBILE               1,885,315
                   -----------
Total              $ 8,294,436
                   ===========

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

        Approximately 60% of CCI's sales volume relates to products which are purchased from Egidio Galbani, S.p.A., for which the Company holds exclusive License and Manufacture Agreements in a contract which runs to the year 2000 when it will come up for renewal, the loss would at this time have a material adverse effect on the revenues of CCI. The Company is currently in discussions with Galbani for an extension of this agreement through the year 2005.

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

        Prior to June 30, 1997 the Company notified the Partnership both verbally and in writing of its desire to have its investment in the Fund ($ 1,209,800) liquidated and the proceeds returned to the Company. The Manager of the Fund has acknowledged that the liquidation is taking place and that the proceeds will be returned to the Company forthwith.

        At June 30, 1997 the investment in the Fund was reclassified as a current receivable from the Partnership, and is included in Accounts Receivable at September 30, 1997. The remaining balance due from the Investment Partnership at September 30, 1997 was $ 416,681.


OTHER ASSETS

        Other assets consists of:

Capitalized Financing Costs         $ 78,026
Unamortized slotting fees             87,760
Deposits                              27,191
                                   ---------
Total                              $ 192,977
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

NOTE 3 -- PROPERTY AND EQUIPMENT - NET

        Property and equipment - net consisted of the following at September 30, 1997:


                                                           USEFUL LIFE
                                                           -----------
Land                                       $  611,007
Buildings                                   1,394,402      50 years
Furniture & Equipment                       1,007,039      5 - 10 years
Vehicles                                      483,277      5 - 7 years
Leasehold Improvements                         39,955      5 years
Lensmire and Snacks assets not in use         160,000      held for sale
                                           ----------
Total Cost                                  3,695,680
Less Accumulated Depreciation                 399,790
                                           ==========
Net                                        $3,295,890
                                           ==========



        The Property, Plant and Equipment include $ 135,800 in fixed assets, which were acquired using capital leases. The Lensmire property, held for sale, was sold subsequent to the Balance Sheet date.

NOTE 4 -- NOTES PAYABLE - RELATED PARTY

        The Company has a note payable to Roy LaCroix, the former owner of Deli King, Inc., related to the purchase of Deli in the amount of $290,625, $112,500 being the current portion thereof, which is being paid over four years and bears interest at the prime rate plus one percent.


NOTE 5 -- LONG-TERM DEBT

        CCI has a term loan with BNY Financial Corporation of which the current balance is $ 194,700 to be paid $17,700 in 1997, $70,800 in 1998, $70,800 in
1999, and $35,400 in 2000. This loan bears interest at the prime rate plus one percent.

        Deli has various long-term loans with varrying terms mainly for the purchase of equipment. These loans total $ 118,316 paid $ 39,531 in 1997, $ 51,912 in 1998, and $ 26,873 in 1999.

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

        Two additional banks, Istituto Bancario San Paolo di Torino - New York Branch and Banca Popolare di Milano - New York Branch, had the option to join the agreement, which then subsequently did.

        At the balance sheet date CCI had indebtedness to the five banks as follows:


Banca Nazionale del Lavoro S.p.A. - New York Branch          $1,189,721
Banco di Sicilia S.p.A. - New York Branch                       222,967
Banca Commerciale Italiana - New York Branch                    389,073
Istituto Bancario San Paolo di Torino - New York Branch         218,247
Banca Popolare di Milano - New York Branch                      373,313
                                                             ----------
                                                             $2,393,321
                                                             ==========


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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 -- CAPITAL LEASES

        At the balance sheet date the Company had capital leases totaling $ 145,232 of which $ 60,897 is the current portion. The leases provide for payments of $ 25,945, $ 59,567, $41,307, and $ 18,413, for 1997, 1998, 1999, and
2000, respectively.


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

        The Company had NOL carryforwards of approximately $3,700,000 at September 30, 1997, which resulted in a Deferred Tax Asset of approximately $1,332,000. After applying the valuation allowance the Deferred Tax Asset was recorded at $-0- on the balance sheet at September 30, 1997.


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

        The Company has reserved, in aggregate, 1,527 common shares for possible future issuance to Preferred Stockholders in the event of conversion. At September 30, 1997 their were 16.5 preferred shares outstanding.


NOTE 9 -- CONTINGENCIES

        The Company is party to a lawsuit brought by an employee of a former subsidiary for breach of his employment contract. The Company has denied liability and has filed a counterclaim for misrepresentation. Management believes that the ultimate outcome of this lawsuit will not have a material adverse effect on the company's financial position and future operations.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTE TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

        Additionally, the Company is party to two other lawsuits as detailed below:

CUCINA CLASSICA ITALIANA, INC.
V. BANCA NAZIONALE DEL LAVORO S.P.A., BANCO DI SICILIA S.P.A., BANCA COMMERCIALE ITALIANA, ISTITUTO BANCARIO SAN PAOLO DI TORINO, AND BANCA POPOLARE DI MILANO

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

        Two other banks, Istituto Bancario San Paolo di Torino, and Banca Popolare di Milano were also named as defendants, but only as part of the rescission causes of action, Neither had participated in the filing.

        The court granted a defense motion pursuant to the F.R.C.P.12 (b)(6). The defense motion granted was a Motion to Dismiss on the basis that the Company had not established its jurisdictional right to be in federal court. The dismissal was not a determination on the merits of the case.

        The Banks appealed the decision, but subsequently withdrew their appeal. CCI also filed an appeal. The case was heard before the 2nd Circuit Court of Appeals, which affirmed the decision of the lower Court. Pending the outcome of negotiations between the Company and the Banks to settle this matter amicably, the Company is reserving its right to bring this action in State Court in the State of New York and to petition the United States Supreme Court in regard to the Federal Case discussed above.



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

        CCI leases a 20,000 square foot facility at 1835 Swarthmore Avenue, Lakewood, New Jersey 08701, of which approximately 3,000 square feet serves as office space. This facility serves as Saratoga and CCI's headquarters as well as housing CCI's shredding and grating operation and warehouse. The facility is a fireproof high bay warehouse located on 3.5 acres with ample expansion potential. The warehouse contains 13,000 cubic feet of cooler space. This facility is leased from Arthur Sommers at a basic rent of $ 6,642.68 per month or $ 79,712 annually. The lease has a five year term, with no rent escalation and an option to renew for an additional five years at an annual rent of $91,975.

Rent expense for the quarters ended September 30, 1997 and 1996 was approximately $25,296 and $25,542, respectively.

        Factoring Agreement

        On June 15, 1995, CCI entered into a factoring agreement with BNY Financial Corporation ("BNYF") for three years that is renewable after the initial period. On March 20, 1997 the agreement was amended and the initial period was extended to June 13, 2000. The agreement states that CCI would be required to factor substantially all of its trade receivables and would in return receive immediate cash credit for a major portion of these factored receivables as well as a portion of the finished goods inventory. The factoring fee is 1% of the invoice amount and 1% over prime on the amount advance under the factoring agreement. The factoring agreement provides CCI with an ability to receive advances collateralized by invoices and inventory of $2.0 million and letters of credit in favor of suppliers of an additional $1.0 million. CCI has pledged all of its account receivable, inventories, real estate and equipment as collateral for this credit agreement. The group of 5 Italian banks party to a Credit agreement with CCI has subordinated to the BNYF credit agreement in the amount of $3.0 million.

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


        OPERATIONS OVERVIEW

        Results of Operations for the Three months Ended September 30, 1997 and 1996

        Net sales for the quarter ended September 30, 1997 were $ 3,514,903 compared with $ 4,221,210 in 1996. The Company generated gross profit of $ 790,619 or 22.5% in 1997 verses $ 904,973 or 21% in 1996. The reduction in Net
Sales is the result of the discontinuance of unprofitable lines. While the gross profit decreased, the Gross Profit Percentage increased from 21% to 22.5%. As sales of our more profitable lines increase our gross profit percentage will continue to improve.

        At Deli operating management has been changed, purchasing practices have been improved and selling prices have been adjusted upward. Deli's wholesale routes are in the process of being consolidated and unprofitable segments of the business are being eliminated. At the CCI operation manufacturing of cheese has been eliminated in favor of purchasing the products from more modern and efficient manufacturers. In addition, unprofitable product lines have been eliminated. While the elimination of the unprofitable product lines may result in lower gross sales, it will generate a higher gross profit.

         Selling, general and administrative expenses were $ 448,550 and $ 520,511 in 1997 and 1996, respectively, a reduction of 14%. This reflects tangible results from the reorganization and cost reductions undertaken in the first quarter at Mobile.

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

        In addition, in the Third Quarter of 1996 the Company discontinued operation of Lensmire Cheese Factory, its cheese manufacturing operation located in Cascade Wisconsin, due to its inability to demonstrate profitable operations since acquisition by the Company in August, 1994.

        Since all of Lensmire's production was transferred to CCI, no revenues were reported in the 1996 income statement of the Company, as they were eliminated in consolidation.

        The assets of Lensmire Cheese Factory have been written down to net realizable value. There are no liabilities related to the discontinued business in the September 30, 1997 Balance Sheet.

        The Company reported no provision for income taxes for the quarter ended September 30, 1997 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

        The Net Income from continuing operations for the quarter ended September 30, 1997 were $ 381,643, verses $184,427 in 1996. There was a loss from discontinued operations in the quarter ended September 30, 1996 of $866,789, or ($0.12) per share.

        Overall earnings per common share were $0.03 in the quarter ended September 30, 1997 verses a loss of ($.09) in 1996 on weighted average shares of 12,011,792 and 7,173,685 respectively.

        Results of Operations for the Nine months Ended September 30, 1997 and 1996

Net sales for the nine months ended September 30, 1997 were $ 10,375,489 compared with $ 11,506,352 in 1996. The Company generated gross profit of $ 2,735,510 or 26% in 1997 verses $ 2,897,388 or 25% in 1996. This increase in gross profit percentage is a result of the improvement of margins at both the Deli and CCI subsidiaries.

        At the Deli operation purchasing practices have been improved while selling prices have been adjusted upward. At the CCI operation manufacturing of cheese has been eliminated in favor of purchasing of the products from more modern and efficient manufacturers. In addition, unprofitable product lines have been eliminated. The elimination of the unprofitable product lines has resulted in lower gross sales, but has generated a higher gross profit.

         Selling, general and administrative expenses were $ 1,695,890 and $ 1,842,822 in 1997 and 1996, respectively, a reduction of 9%. This reflects tangible results from the reorganization and cost reductions undertaken in the first quarter of 1997.

        Management expects gross margins and net operating profits to improve as the Company continues to take advantage of the economies of scale, lower payroll costs, changes in operating policies, the discontinuance of unprofitable products, and the launching of new products. To this end, the Company is consolidating the buying power and resources of its subsidiaries, and has undertaken a substantial cost reduction program in all of its subsidiaries. This consolidation and profit improvement program is expected to continue through the remainder of fiscal 1997.

        In addition, in the third quarter of 1996 the Company discontinued the operations of Lensmire Cheese Factory, its cheese manufacturing operation located in Cascade Wisconsin, due to its inability to demonstrate profitable operation since acquisition by the Company in August, 1994.

        Since all of Lensmire's production was transferred to CCI, no revenues were reported in the income statements of the Company, as they were eliminated in consolidation.

        The assets of Lensmire Cheese Factory have been written down to net realizable value. There are no liabilities related to the discontinued business in the September 30, 1997 Balance Sheet.

        The Company reported no provision for income taxes for the nine months ended September 30, 1997 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

        The Net Income from continuing operations for the nine months ended September 30, 1997 was $ 684,904 verses $472,532 in 1996. There was a loss from discontinued operations of ($866,789) in the nine months ended September 30, 1996.
        Overall earnings per common share were $0.06 in the nine months ended September 30, 1997 verses a loss of ($ 0.07) in 1996 on weighted average shares of 11,452,062 and 5,523,985, respectively.

        Earnings for the first nine months of 1997 were up due to the consolidation of the mobile catering and wholesale distribution businesses, changes in operating procedures at both Mobile and CCI, reduction in payroll, and other cost reductions related to new co-pack production of CCI's products.


LIQUIDITY AND CAPITAL RESOURCES

        Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities.


        At September 30, 1997 the Company had a net worth of $ 10,408,867 compared with $ 10,712,271 at September 30, 1996. The net worth was reduced in part by the purchase and cancellation of approximately 1,600,000 shares of the Company's Common Stock (Treasury Stock) in the amount of $781,163.

        The Company received proceeds of $ 4,479,000 from the issuance of convertible debentures during the six months ended June 30, 1996. The debentures were converted into 2,861,763 common shares of the Company. All of the debentures have been converted to common shares and none remain outstanding as of September 30, 1997.

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




Date:  November 18, 1997             By:    /s/ Scott G. Halperin
                                            ---------------------
                                            Scott G. Halperin
                                            Chairman of the Board
                                            Chief Executive Officer




Date:  November 18, 1997             By:    /s/ Bernard F. Lillis, Jr.
                                            --------------------------
                                            Bernard F. Lillis, Jr.
                                            Chief Operating Officer
                                            Chief Financial Officer
                                            Principal Accounting Officer
                                            Treasurer