Form 10KSB
period 1997-12-31
SARATOGA BRANDS INC
filed 1998-03-12
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 1997

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-19721
                              SARATOGA BRANDS INC.
                 (Name of small business issuer in its charter)

             New York                                    13-3413467
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       identification no.)

         1835 Swarthmore Avenue, Lakewood, New Jersey            08701
           (Address of principal executive offices)       (Zip Code)

                                 (732) 363-3800
                           (Issuer's telephone number)
                           ---------------------------

Securities registered under section 12(b) of the Exchange Act:

      Title of each class           Name of each exchange on which registered

      -------------------           -----------------------------------------
      -------------------           -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
   --------------------------------------------------------------------------
                                (Title of class)


   --------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section
      13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
      (2) has been subject to such filing requirements for the past 90 days.
      Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended December 31, 1997 were $13,712,800

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

The aggregate market value of the voting stock held by non-affiliates as of February 25, 1998 was $7,034,975.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ....... N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Title of Each Class                  Number of Shares Outstanding
Common Stock, $.001 par value per share     4,776,967 (as of February 28, 1998)

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

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|.

PART 1

Item 1. Business

      Description of business

      Saratoga Brands Inc. (the "Company") is a New York corporation, headquartered in Lakewood, New Jersey. Saratoga has two principal business lines: (i) producing and importing specialty cheeses and Italian foods (the "cheese business") and (ii) producing and distributing delicatessen and snack foods to mobile caterers (the "catering business") and convenience stores (the "deli business"). In July 1996, the Board of Directors of Saratoga had determined that due to the differences between the operations of the cheese business and the deli business, shareholder value would be enhanced by separating the two businesses. Saratoga therefore formed Mobile Caterers, Inc. ("Mobile") and contributed all of the stock of the two subsidiaries which operate the deli business, Deli King, Inc. ("Deli King") and JR's Delis, Inc. ("JR's"), to Mobile. The Company filed a registration statement with the Securities and Exchange Commission on March 14, 1997, with the intention that upon approval of the filing the Company would distribute 100% of the stock in Mobile to the current Company shareholders. The Board of Directors subsequently determined (in July 1997) that the spin-off of Mobile Caterers, Inc. was not in the best interest of the Company and its shareholders. Accordingly, the Company has terminated the registration of Mobile Caterers, Inc.'s common stock by filing Form-15-12G with the Securities and Exchange Commission.

      The Company's cheese business, Cucina Classica Italiana, Inc. ("CCI"), engaged in the production, importation and distribution of premium cheeses and Italian foods, is located at the Company's headquarters in Lakewood, New Jersey.

      Mobile operates in a 28,000 square foot facility located in West Warwick, Rhode Island. From this facility, often referred to as a commissary, Mobile produces "prepared foods" such as sandwiches, soups, salads, pasta, baked goods and other entrees, and distribute these products along with delicatessen and other food items such as snacks and beverages. Mobile sells these products to mobile catering truck customers and provides support services to these customers as well. Additionally, Mobile sells the same food products to more than 575 convenience stores and retail outlets in Rhode Island, Massachusetts and Connecticut. The mobile catering and wholesale division's of Mobile generate approximately 75% and 25%, respectively, of Mobile's revenues.

Products.

      The Cheese Business. CCI is a leading producer of specialty Italian cheeses and Greek-style Feta and a major importer of Italian specialty cheeses, and Prosciutto di Parma (Italian ham). CCI distributes its products nationally with its heaviest areas of distribution located on the East and West Coasts of the U.S. Its customers are other importers and large distributors who sell to smaller distributors and retail accounts. Sixty five percent of sales are food service; i.e., sales to restaurants, airlines, cruise ships.

      CCI markets Italian specialty and Greek-style Feta cheeses. Bel Paese(R) is a semi-soft natural cheese, manufactured in 5 lb. bulk wheels and 6 oz. mini wheels, in several flavors such as Basil and Sun-dried Tomatoes. Greek-style Feta cheese and Feta flavored with dill, oregano, sun-dried tomatoes and basil, and with peppercorn are produced in random and in exact weight portions. Freshly grated and shredded Romano and Parmesan cheeses are also produced by CCI and are sold in consumer-sized cups. Dry grated Parmesan and Romano are available in canisters under the Cucina Classica Italiana(R) brand. CCI produces annually 325,000 pounds of Bel Paese(R) and 110,000 pounds of Feta.

      Galbani(R) Mascarpone and Bel Paese(R) Medallions are CCI's imported products. 875,000 pounds of Galbani Mascarpone, a specialty dessert cheese was imported in 1997. CCI controls more than 50% of the nation's imported Mascarpone sales. In 1997 the company imported 250,000 pounds or approximately four and one half million individual medallions of Bel Paese Process Medallions, a soft, spreadable cheese.

      Prosciutto di Parma and Gorgonzola Dolcelatte(R), the Italian blue-mold cheese, round out the line with 1997 imports of 20,000 pounds and 32,000 pounds, respectively.

      From other Italian exporters, CCI also imports Parmigiano Reggiano, Grana Padano, and Pecorino Romano (are sold in whole wheels, pre-cut portions or freshly grated in deli cups).

      The Mobile Catering and Convenience Store Business. Mobile produces approximately seventy percent of the prepared foods sold by the Company, and this production consists of approximately 60% sandwiches and 40% soup, pasta or other entrees. Sandwiches are produced fresh daily based on previous day orders from the mobile catering customers and weekly orders from the convenience store customers. Each sandwich is produced individually as part of a production run by sandwich type, using recipes developed by the Company, to ensure the consistency of proper quantity and quality of ingredients.

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

      Mobile Catering Business - This division of Mobile derives revenues from three principal activities: the sale of prepared foods, snacks, beverages and supplies (ice, containers, plastic utensils, etc.); to independent catering operators; the operation of a mobile catering truck service facility and the rental of catering routes and trucks.

      The Company believes that approximately 70% of the area mobile catering truck operators obtain their goods from Mobile's West Warwick, Rhode Island facility. Mobile has operated in this area since 1985. Approximately 35% of Deli King's sales consist of products produced under the one of the Company's brand names at the Company's kitchen and bakery. The remaining sales consist of approximately 15% third party prepared foods, 10% purchased snacks and 40% beverages. As is customary in the business, the mobile catering operators place orders at the end of each day to be picked up the following morning and paid primarily in cash.

      The mobile catering division's customers are all mobile catering operators. These mobile caterers include persons operating their own vehicles on their own routes; persons operating their own vehicles on routes rented from Mobile; and persons renting one of the 27 catering trucks owned by Mobile for use on their own routes or routes rented from Mobile. The mobile caterer must pay a fixed amount per week for routes rented from the Company and a weekly rental for the use of catering trucks owned by the Company. These operators are independent from the Company. Mobile served approximately 60 mobile catering trucks as of December 31, 1997.

      Mobile controls 30 catering routes which it "rents" to operators for a weekly fee. These controlled routes, which are also referred to as owned routes, represent an established series of regular stops served by the same vehicle. Each stop is usually a business where the employees depend on the caterer for their snacks, beverages or meals. In some areas, where the business is located some distance from any restaurant or market, the mobile caterer may be the only source of food and drink items during the workday.

            In addition to supplying the mobile caterers with food, drink and the related supplies, Mobile has a full service facility staffed with mechanics for the maintenance and repair of mobile catering vehicles and equipment. The facility is able to service and repair equipment used for mobile refrigeration, food warming and hot beverage brewing.

      Convenience Store Business - This division of Mobile sells the same food products as the mobile catering division to more than 575 convenience stores and retail outlets in Rhode Island,

Massachusetts, New Hampshire and Connecticut. These products include sandwiches prepared in the commissary and other products supplied by third parties including cold cuts, cheeses, muffins, cakes, cookies, candies, snacks such as jerky, pretzels and nuts and bottled beverages. Mobile's products have shelf lives from seven days to six months. Mobile's sales force includes driver-sales people who deliver the products in refrigerated trucks. These driver-sales people are employees who are paid a base salary plus a 5% commission. Approximately 40% of the wholesale division's sales are made on open account terms with payment due in 14 days. The remaining 60% of sales are made on a cash basis. Each driver-sales person must cash out or balance his or her cash receipts and open account sales to inventory changes on a daily basis. The wholesale division operates five trucks.

      New Products and Expansion.

      CCI is continually seeking to expand its product line by either producing or importing new products. Early in 1997 CCI introduced a six-ounce "mini-wheel" of its popular Bel Paese(R) Italian Cheese into more than 575 retail stores including major chains such as A&P, Stop `n Shop, Publix, and Kroger's. Until the introduction of the "mini" the cheese was marketed in five-pound wheels, primarily to Italian specialty stores and upscale supermarkets which either cut it to order for the customer or precut it into 6 to 10 ounce wedges for presentation in the dairy case. The new presentation of the product has generated wider market acceptance.

      Mobile is constantly seeking new food and beverage products. The preponderance of advertising for such products, which is found in most types of media, creates consumer awareness of new items. The Company is constantly being approached by its suppliers with new products. As a member of the Mobile Independent Catering Association, the Company receives publications and attends trade shows, which present potential new products.

      At the present time, the Company's kitchen and bakery operate at capacities of approximately 35% and 20%, respectively. Management believes that the Company will maintain its current competitive position and that the mobile catering business can be expanded by opening additional distribution locations. Such satellite operations would be located beyond a 30-mile radius from the current facility. Any new locations would operate as distribution and service facilities where third party products would be warehoused. Prepared foods produced in the current kitchen and bakery would be shipped to any such new location. Management estimates that the production capacity of the current location can supply up to three satellite operations. While management believes implementation of such growth plans is feasible, no assurance can be given as to the success of any efforts to expand.

      Competitive Position.

      The Cheese Business. CCI maintains a strong presence in the Italian specialty food market. CCI offers trade promotions to its major customers, provides point-of-sale materials to help product sell-through at the retail level, offers consumers various incentives to buy its products and uses consumer and trade media increase product awareness nationwide.

      Mobile catering business - Management believes that Mobile has approximately 70% of the mobile catering business in the geographic area it serves. Maintenance of its customer base is dependent on the ability of Mobile to provide superior service and reliability. The underlying relationship of the mobile caterer with its customers is dependent on service, reliability (customers expect the catering trucks to arrive within a few minutes of the same time each day) and on product selection and quality. The Company employs route managers whose function is to review the performance of the mobile caterers as it relates to their service and reliability. The goal is to ensure that the Company's quality standards are kept at high levels.

      Management recognizes that some mobile caterers provide their own sandwiches and other entree items by preparing them in their home kitchens, and that they provide soft drinks, candy and other items by purchasing them from large discount retail outlets. Management believes that these caterers make up an insignificant percentage of the remaining 30% of the market. Management believes that substantially all of the remaining 30% of the mobile catering market are supplied by only one other commissary, Freeman's Catering in Providence, Rhode Island.

      Time is a valuable commodity to the mobile caterer. For that reason, drivers are limited in the distance they can travel from their route area to obtain their products. Management believes that for this reason the mobile caterer must choose between Mobile and its one major competitor. Due to the high cost of opening a new facility and the small number of persons with the expertise necessary for such an undertaking, there is little likelihood that another competitor will enter the market.

Convenience Store Business - Mobile is one of the three companies competing for the convenience store business in the six New England states. While the two competitors of Mobile, Stewart Foods, Inc. and On-a-Roll, Inc., are estimated to be approximately the same size as Mobile's wholesale division, only Mobile offers a full line of snacks, baked goods, beverages and other food items in addition to fresh sandwiches. Management believes that convenience store operators prefer the efficiency of dealing with Mobile rather than with its sandwich-only competitors.

      Raw Materials.

      The raw materials or ingredients used in Mobile's products are available from many suppliers. The deli business has a core group of 50 vendors with which it has developed good relationships. Because of the large number of potential suppliers in the food and beverage industry, the Company is not dependent on any one supplier. The prepared food ingredients include many well-known national brands such as Oscar Meyer, Kayem, Boars Head, Dubuque and Louis Rich (lunchmeats) and Heinz and Kraft dressings and spreads.

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

      CCI has the exclusive right to import Galbani products into the U.S., and is the only company worldwide with the license to manufacture cheeses bearing the Galbani trademarks. The Product Exclusivity and License to Manufacture Agreements are granted in a contract which runs through the end of the year 2000 when it will be subject to renewal. CCI is currently negotiating with Galbani to extend the agreement into the 21st century.

      CCI's trademarks are Cucina Classica Italiana(R), Classika(R) and Tal-Fino(R). CCI is currently applying for the trademark Classica and uses the
(TM) symbol to denote its application.

      Except for prepared foods and baked goods produced by and unique to the deli business, the deli business has no product line exclusivity or any trademarks under its control. The products produced by the deli business may use recipes slightly different than for those same products made elsewhere. However, this is a benefit in that the deli business sells generic, traditional foods, which must be prepared in a manner consistent with the common recipes for each type of dish.

      Government Regulations.

      All of the Company's subsidiaries are subject to regulations of the U.S. Department of Agriculture (USDA) and The U.S. Food and Drug Administration
(FDA).

      The USDA establishes regulations for cheese identity and also oversees the importation of meat products into the U.S. The FDA regulates cheese labeling and has established strict guidelines regarding ingredients and nutritional information. The State of Wisconsin has strict guidelines for its milk production and cheese plant operations and the Wisconsin Department of Industry and Consumer Protection reviews quarterly financial statements of the Wisconsin producers. The State of Rhode Island has jurisdiction over the activities of the deli business Mobile is subject to federal, state and local health and food regulations. These regulations generally provide standards for sanitation, storage, food quality and grade, shelf lives and product labeling. Management strives to keep the deli business in full compliance with these regulations.

      On August 22, 1997 Mobile completed the purchase of a USDA certified processing operation in Johnston, Rhode Island, just 10 minutes from its current operation. The purchase was completely funded through operating cash flows. This facility will produce meat products and "ready" meals for Mobile. It is anticipated that the addition of these products will enhance Mobile's revenues, as well as increase Mobile's customer base.

      Research & Development.

      Research and development costs relate to developing new cheeses (reduced fat, spreadable versions of current semi-soft cheeses, new flavor extensions to existing lines) for CCI. Research costs for both operations are minimal. In the most recent two years, Mobile has not expended a material amount on research and development. However, Mobile is continually looking to acquire new products from third parties. In addition, the Company's kitchen and bakery work to develop new products to follow industry trends although the monetary expenditure for such efforts has been minimal to date.

      Cost and Effects of Compliance with Environmental Laws.

      The costs and effects of compliance with environmental laws are not material to our operations.

      Current Employees.

      The company and its subsidiaries currently employ 56 persons of which 47 are full time.

      Acquired businesses.

      On April 26, 1996 the Company entered the mobile catering business with the acquisition of Deli King. The acquisition of this business was effective January 1, 1996 while the real estate and building were acquired on April 26, 1996.

      On May 7, 1996, the Company acquired the assets of Dotties Caterers, Inc. ("Dotties"), a mobile catering business serving Rhode Island. Dotties was integrated with Mobile and operates out of Mobile's facility.

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

      Mobile owns a 28,000 square foot building on 3.88 acres in West Warwick, Rhode Island. The facility includes administrative and sales offices, warehouse, frozen and cold storage space, food production areas and equipment service bays.

      Mobile's leases its 2,000 square foot USDA facility at 269 Greenville Avenue, Johnston, Rhode Island. This facility is leased from Giovanni and Lina Conti at a basic rent of $950 per month or $11,400 annually. The lease has a 2-year term expiring on September 1, 1999, renewable for an additional 2 years at a base rent of $975 per month or $11,700 annually.

Item 3. Legal Proceedings

      The Company currently has no material legal proceedings by or against the Company, or any of its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's Common Shares are traded on the over-the-counter market through the NASDAQ Small Cap Market Trading System under the symbol STGA. The following table sets forth the range of high and low bid quotations for the common stock for the period indicated, as reported on NASDAQ, after having given effect to a reverse stock split of 1:3 which became effective November 24, 1997, as though the split had occurred prior to the periods reported below.

      The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                       1997                     1996
                                   Common Shares            Common Shares
           Period                 High        Low         High         Low
           ------              -----------------------------------------------

January 1 - March 31             3.9375      1.6875      13.5000      8.8125

April 1 - June 30                3.0000      0.8438      11.9064      6.7500

July 1 - September 30            1.5000      0.8906       6.9375      2.1564

October 1 - December 31          1.5638      0.8438       3.9375      1.9689

      As of February 28, 1998, there were approximately 239 holders of record of the Company's common stock.

      The Company has not paid a cash dividend on its common stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid. However, there are no restrictions on the payment of dividend, either by contract or regulation.

Item 6. Management's Discussion and Analysis or Plan of Operation

      Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes which are contained in Item 7 herein.

      Results of Operations for the Years Ended December 31, 1997 and 1996

      Net sales for the year ended December 31, 1997 were $13,712,800 compared with $14,694,985 in 1996, a decrease of 6.7%. This decrease is primarily a result of the elimination of unprofitable product lines. The Company generated gross profit of $3,622,861 or 26.4% in 1997, verses 4,198,010 or 28.6% in 1996.
The decrease in gross profit margin was the a result of the reduction in product lines which involve a unusually high amount of other operating costs, which is reflected in the deep reduction in other operating costs.

      Selling, general and administrative expenses were $2,347,337 and $3,348,061 in 1997 and 1996, respectively. This represents a reduction of $1,000,724 or 29.9%. This reduction is the result of a streamlining of the operations at all levels of the Company, as well as the elimination of product lines, which generate an excessive amount of operating costs.

      Management expects gross margins to improve as the Company continues to integrate its acquisitions and take advantage of the combined economies of scale and to some degree the launching of new products. However, there can be no assurance that any such improvements in the margins will be achieved. To this end, the Company is consolidating the buying power and resources of its subsidiaries. This consolidation was completed in fiscal 1997.

      The Company reported no provision for income taxes for the years ended December 31, 1997 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

      The earnings from operations for the year ended December 31, 1997 was $1,132,389, verses $113,842 in 1996. Additionally, the Company had earnings from the forgiveness of a debt due five banks in the amount of $1,704,539 in 1997 and a loss from discontinued operations of ($2,144) and ($973,469) in 1997 and 1996, respectively. Net earnings were $2,834,784 in 1997 versus a loss of ($852,627) in 1996. Earnings per common share were $0.72 in 1997 versus a loss of ($0.42) in 1996 on diluted weighted average shares of 3,957,141 and 2,093,228 in 1997 and 1996, respectively.

Liquidity and Capital Resources

      The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.

      At December 31, 1997 the Company had a net worth of $3,709,377 compared with $10,332,728 at December 31, 1996. The Company's reduction in net worth was significantly impacted by its election to reduce its carrying value of goodwill, and effect a Quasi Reorganization on April 1, 1997. As a more meaningful comparison, tangible net worth (as defined by NASDAQ) at December 31, 1997 was $3,431,877 verses a tangible net deficit of ($1,600,883) at December 31, 1996.

      On April 11, 1997, 280,000 shares of Saratoga Brands Inc. common stock were issued in payment of loans totaling $420,000. The Market Value of the shares was $1.875 on the date of conversion. The loans converted were 8% convertible loans; convertible to shares of common stock at 80% of market value on the date that the conversion is requested. The shares were issued as restricted shares in accordance with Regulation D.

      The Company has a limited requirement for capital expenditures in the immediate future. CCI's factoring arrangement with Bank of New York Financial Corporation has adequate availability to provide working capital to support sales growth in that division. Mobile owns real estate with a market value of approximately $1,000,000 against which there are no loans or liens. This asset provides adequate collateral to support borrowing for working capital needs in that subsidiary.

      In December of 1997, the Company entered into agreements to eliminate long term loans with 5 Italian banks. See Exhibits 10(y), 10(z), 10(aa), 10(ab), and 10(ac) and Note 1 - FORGIVENESS OF DEBT to the attached financial statements for a more detailed description of the agreements. To accomplish the above transaction, the Company entered into a loan agreement with Summit bank to borrow, unsecured, $300,000 at the prime rate plus 1 percent, to be repaid over 6 months out of cash flow from operations.

      Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

Anticipated Future Growth

      Management believes that the future growth of the Company will be the result of four efforts; (1) acquisition of other companies in the food and food related industries, (2) increasing sales to existing customers by offering new products and product lines, (3) obtaining new customers in the existing markets and developing new markets, and (4) controlling and containing production, operating and administrative costs.

Forward Looking Statements

The matters discussed in this Item 6 may contain forward looking statements that involve risk and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors, including without limitation the presence of competitors with broader product lines and greater financial resources; intellectual property rights and litigation, needs of liquidity; and the other risks detailed from time to time in the company's reports filed with the Securities and Exchange Commission.

Item 7. Financial Statements

      Response submitted as a separate section of this report commencing on page F-1.

Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

      None

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons

      Incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.

Item 10. Executive Compensation

      Incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.

Item 12. Certain Relationships and Related Transactions

      Incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.

Item 13. Exhibits and Reports on Form 8-K

      (a) (1) and (2)    The response to this portion of Item 13 is submitted as
a separate report commencing on Page F-1.

      (a) (3)

Exhibit No.  Description of Exhibit                                         Note
-----------  ----------------------                                         ----

3.  (a) - -  Certificate of Incorporation                                      1
    (b) - -  By-Laws, as amended                                               1
4.  (a) - -  Form of Warrant Agency Agreement between                          1
             Registrant Thomas James Associates, Inc. and
             American Stock Transfer & Trust Company with
             attached form of Warrant
    (b) - -  Form of Private Placement I Warrant                               1
    (c) - -  Form of Private Placement II Warrant                              1
    (d) - -  Form of Private Placement Warrant                                 1
10. (a) - -  Lease agreement between Saratoga Brands and Hoffman Investors     1
             Corp. dated August 18, 1992
    (b) - -  Amended Employment Agreement between Registrant                   1
             and Daniel J. Feld dated January 26, 1994
    (c) - -  Option Agreement, as amended between Registrant                   1
             and Daniel J. Feld respecting 77,949 (as adjusted)
             Common Shares
    (d) - -  Incentive Option Plan dated June 12, 1991                         1
    (e) - -  Form of Incentive Stock Option contract                           1
    (f) - -  Restricted Stock Purchase Agreement                               1
    (g) - -  Factoring Agreement dated October 23, 1992 between                1
             Saratoga Brands Inc. and Platinum Funding Corp.
    (h) - -  Form of Owner Operator distributor Agreement                      1
    (i) - -  Form of Agreement between the Company and holder of the 11%       1
             subordinated Notes and Warrants to purchase common shares
    (j) - -  Asset Purchase Agreement, dated as of January 5, 1994, between    1
             Saratoga Brands Inc. and Mellons Limited
    (k) - -  Voting and Limitation of Transfer Agreement between Daniel J.     2
             Feld, Registrant and Mellons, Limited.
    (l) - -  Amended and Restated Employment Agreement between Registrant      2
             and Daniel J. Feld

    (m) - -  Non-Compete Agreement between the Registrant and Agama, Inc.      2
    (n) - -  Non-Compete Agreement between Mellons Limited and the
             Registrant.                                                       2
    (o) - -  Lease Agreement between Cucina Classica Italiana,                 3
             Inc. and Arthur Sommers
    (p) - -  Lease Agreement between Cucina Classica Italiana, Inc.            3
             and Angelo Dominioni.
    (q) - -  Lease Agreement between JR's Delis, Inc.                          3
             and Chicken by Chickadee Farms, Inc.
    (r) - -  Employment Agreement between the Registrant and                   3
             Scott G. Halperin, dated August 16, 1995
    (s) - -  Acquisition Agreement between the Registrant and Cucina           4
             Classica Italiana, S.p.A.
    (t) - -  Acquisition Agreement between the Registrant and Goldberg,        5
             Feinstein and Sons Company
    (u) - -  Amendment to the Acquisition Agreement between the                6
             Registrant and Goldberg, Feinstein and Sons Company
    (v) - -  Credit Agreement between Cucina Classica Italiana, Inc.           7
             Nazionale del Lavoro S.p.A. - New York Branch, Istituto
             Bancario San Paolo di Torino - New York Branch, Banco di
             Sicilia S.p.A. - New York Branch, Banca Populare di Milano -
             New York Branch, and Banca Commerciale Italiana - New York
             Branch
    (w) - -  Termination Agreement between the Registrant and Daniel J.
             Feld                                                              8
    (x) - -  Merger and Real Estate Purchase Agreement Between the             9
             Company and Roy LaCroix for the purchase of Deli King, Inc.
    (y) - -  Credit Agreement between Cucina Classica Italiana, Inc.          10
             and Banca Nazionale del Lavoro S.p.A. - New York Branch,
             dated December 15, 1997
    (z) - -  Credit Agreement between Cucina Classica Italiana, Inc.          10
             and Banca Commerciale Italiana - New York Branch,
             dated December 15, 1997
   (aa) - -  Forgiveness Agreement between Cucina Classica Italiana, Inc.     10
             and Istituto Bancario San Paolo di Torino - New York
             Branch, dated December 29, 1997
   (ab) - -  Forgiveness Agreement between Cucina Classica Italiana, Inc.     10
             and Banca Populare di Milano - New York Branch, dated
             December 29, 1997

   (ac) - - Forgiveness Agreement between Cucina Classica Italiana, Inc. 10 and Banco di Sicilia S.p.A. - New York Branch, dated
             December 31, 1997
   (ad) - - Settlement Agreement between Saratoga Brands, Inc., Angelo M. 10 Dominioni, Valerie A. Dominioni, Silvana L. Dominioni,
             Robert J. Castellano, and Cucina Classica Italiana, SpA, dated December 31, 1997
   (ae) - -  Employment Agreement between the Registrant and Scott G.         10
             Halperin, dated August 1, 1997
   (af) - -  Employment Agreement between the Registrant and Bernard F.       10
             Lillis, Jr., dated August 1, 1997
   (ag) - - Lease Agreement between Deli King, Inc. and Giovanni and Lina 10 Conti, dated September 1, 1997.
   (ah) - -  Investment Banking Agreement between the Company and M.H.        10
             Meyerson and Co., Inc.

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

      10.   Filed herein.

      (b)   Reports on Form 8-K.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA BRANDS INC.


By:   /s/ Scott G. Halperin                             Date: March 5, 1998
      --------------------------------
      Scott G. Halperin
      Chairman of the Board
      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Scott G. Halperin                             Date: March 5, 1998
      --------------------------------
      Scott G. Halperin
      Chairman of the Board
      Chief Executive Officer


By:   /s/ Bernard F. Lillis, Jr.                        Date: March 5, 1998
      --------------------------------
      Bernard F. Lillis, Jr.
      Chief Operating Officer
      Chief Financial Officer
      Principal Accounting Officer
      Director


By:   /s/ Joseph M. Greene                              Date: March 5, 1998
      --------------------------------
      Joseph M. Greene
      Director
      Audit Committee Member

                      SARATOGA BRANDS INC. AND SUBSIDIARIES

                                      INDEX

                              FINANCIAL STATEMENTS

Included in Part II

Report of Independent Certified Public Accountants

Consolidated Balance Sheet at December 31, 1997

Consolidated Statements of Operations for the Years Ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements

Included in Part IV

Schedule VIII Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Saratoga Brands, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Saratoga Brands Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Brands, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

We have also audited Schedule VIII, for the year ended December 31, 1997 included in the 1997 annual report of Saratoga Brands, Inc. and Subsidiaries on Form 10KSB. In our opinion, the schedule presents fairly the information required to be set forth therein.

BROZA, BLOCK & RUBINO
Certified Public Accountants

Asbury Park, New Jersey
February 28, 1998

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1997

          ASSETS
          ------

Current Assets:
         Cash                                                         $  228,945

         Accounts receivable net of allowance for doubtful accounts
              of $78,000  (Note 2)                                       934,354

         Current portion of mortgage note receivable (Note 2)              3,659

         Investments (Note 2)                                            154,615

         Inventories (Note 2)                                            444,234

         Prepaid expenses and other current assets                        69,624
                                                                      ----------

              Total current assets                                     1,835,431

Long term mortgage note receivable (Note 2)                               44,604

Property and equipment - net (Note 3)                                  3,072,325

Other assets (Note 2)                                                    161,785

Intangible assets (Note 2)                                             1,256,012

Excess of cost over fair value of assets acquired (Notes 1 and 2)        277,500
                                                                      ----------
         TOTAL ASSETS                                                 $6,647,657
                                                                      ==========

The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
                                December 31, 1997

        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES

Current Liabilities:
        Accounts payable and accrued expenses (Note 2)              $ 1,696,891

        Loans Payable (Note 2)                                          364,550

        Current portion of capital leases payable (Note 6)               63,761

        Current portion of long-term debt (Note 5)                      129,103

        Current portion of long-term debt - related parties (Note 4)    264,812
                                                                    -----------
          Total current liabilities                                   2,519,117

Long-term debt (Note 5)                                                 143,304

Long-term notes payable - related parties (Note 4)                      213,656

Capital leases payable (Note 6)                                          62,203
                                                                    -----------
        Total liabilities                                             2,938,280
                                                                    -----------

Contingencies (Note 9)

        STOCKHOLDERS' EQUITY (Note 8)

Preferred stock                                                         397,898
        Class A participating convertible preferred shares, $1
        par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding.

Common stock                                                              4,777
        Par value $.001 - 25,000,000 shares authorized,
        4,776,967 shares issued and outstanding

Treasury Stock                                                             (645)
        153 common shares stated at cost

Additional paid-in-capital (Note 1)                                     528,070

Retained Earnings Since April 1, 1997 (Note 1)                        2,779,277
                                                                    -----------
        Total Stockholders' Equity                                    3,709,377
                                                                    -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 6,647,657
                                                                    ===========

The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                         For the Year Ended
                                                             December 31,
                                                        1997            1996
                                                     ===========================
Net sales                                            $13,712,800   $ 14,694,985

Cost of sales                                         10,089,939     10,496,975
                                                     ---------------------------
Gross profit                                           3,622,861      4,198,010

Selling, general and administrative
   expenses (Note 12)                                  2,347,337      3,348,061

Amortization of excess of cost over fair
   value of assets acquired                               67,712        193,865
                                                     ---------------------------
Income from operations before interest and
   income taxes                                        1,207,812        656,084

Interest expense - net                                    74,823        541,642

Income taxes (Note 7)                                        600            600
                                                     ---------------------------
Earnings from operations                               1,132,389        113,842

Earnings (loss) from discontinued business                (2,144)      (973,469)
Extraordinary Item - Earnings From Forgiveness
   of Debt, Net                                        1,704,539
                                                     ---------------------------
Net Earnings (loss)                                  $ 2,834,784   ($   859,627)
                                                     ===========================

EARNINGS (LOSS) PER COMMON SHARE

BASIC

Earnings from continuing operations                        $0.29          $0.05
(Loss) earnings from discontinued business                  0.00          (0.47)
Extraordinary Item - Earnings From
   Forgiveness of Debt, Net                                 0.43           0.00
                                                     ---------------------------
Total Earnings (loss) per share                            $0.72         ($0.42)
                                                     ===========================
Basic weighted average shares used in computation      3,956,925      2,093,228

DILUTED

Earnings from continuing operations                        $0.29          $0.05
(Loss) earnings from discontinued business                  0.00          (0.47)
Extraordinary Item - Earnings From
   Forgiveness of Debt, Net                                 0.43           0.00
                                                     ---------------------------
Total Earnings (loss) per share                            $0.72         ($0.42)
                                                     ===========================
Diluted weighted average shares used in computation    3,957,141      2,093,228

The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1997 and 1996

                                                          1997          1996
                                                      -------------------------
Cash Flows from operating activities:
     Net income (loss)                                $ 2,834,784   ($  852,009)
Adjustments to reconcile net operating profit
        to net cashprovided by (used in)
        operating activities:
     Depreciation and amortization                        381,160       313,800
     Forgiveness of debt                               (1,954,539)            0
     Provision for losses on accounts receivable            7,190        21,771
     Gain on sale of unused equipment                           0        95,977
     Issuance of common stock for services                      0        56,972
     (Increase) decrease in accounts receivable           (71,216)      466,942
     Decrease in inventories                               29,111       670,200
     Decrease in prepaid expenses                         278,597       378,794
     Decrease (increase) in accounts
        payable and accrued expenses                    1,168,743    (1,173,823)
                                                      -------------------------
     Net cash provided by (used in)
        operating activities                            2,673,830       (21,376)
                                                      -------------------------
Cash flows from investing activities:
     Increase in mortgage notes receivable                (48,263)            0
     Decrease in note receivable related parties          167,863             0
     Purchase of fixed assets                             (86,499)   (2,179,017)
     Decrease in other assets                              80,232       107,751
     Cash received in business acquisitons                      0         7,381
     Redemption of investment                           1,209,800             0
     Purchase of Investment                              (154,615)   (1,209,800)
     Purchase of Intangible Assets (routes)              (228,195)     (312,195)
                                                      -------------------------
     Net cash provided by (used in)
        investing activities                              940,323    (3,585,880)
                                                      -------------------------
Cash flows from financing activities:
     Increase in loans payable                            364,550       (16,871)
     Repayment of notes payable                                 0      (773,674)
     Repayment of long term debt                       (3,121,677)            0
     Proceeds from notes payable-related party            174,179       551,093
     Repayment of notes payable-related party            (112,500)     (176,093)
     Proceeds from stock transactions                           0     4,130,000
     Purchase of treasury stock                          (728,500)            0
     Decrease in leases receivable                              0             0
     Proceeds from capital leasing transactions            16,000       264,403
     Repayment of capital leases                          (59,454)     (293,086)
                                                      -------------------------
     Net cash provided by financing activities         (3,467,402)    3,685,772
                                                      -------------------------
Increase (decrease) in cash                               146,751        78,516

Cash at beginning of year                                  82,194         3,678
                                                      -------------------------
Cash at end of year                                   $   228,945   $    82,194
                                                      =========================

The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           For the Years Ended December 31, 1997 and 1996 (continued)

                                                            1997          1996
                                                         ----------------------

Supplemental disclosure of cash flows information:

     Interest paid                                       $  299,248  $  348,709
     Income taxes paid                                   $      600  $      600

Summary of non-cash and financing activities:

     Fair value of assets received in acquisition of
        businesses                                       $        0  $1,629,082
     Liabilities assumed in acquisition of businesses    $        0  $  581,678

     Shares of common stock issued to
        acquire Deli King, Inc.                                   0     504,202
     Shares of common stock issued in
        settlement of liabilities                           480,000     634,756

The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1997 and 1996

                                          CLASS "A" PARTICIPATING
                                           CONVERTIBLE PREFERRED
                                                  SHARES
                                          ------------------------
                                                                                                     TREASURY SHARES,
                                                          AMOUNT      COMMON SHARES                      AT COST
                                                        STATED AT   ----------------  ADDITIONAL   ------------------
                                            NUMBER OF  LIQUIDATION  NUMBER OF          PAID-IN     NUMBER OF
                                             SHARES       VALUE      SHARES   AMOUNT   CAPITAL      SHARES     AMOUNT
                                            ----------------------------------------------------------------------------
Balance at December 31, 1995                   23.5    $566,703      854,570   $855   $17,342,430      (153)     ($645)

Issuance of common shares as
    compensation for consulting services
    and employee awards                                              596,964    597        56,376
Purchase of Treasury Shares                                                                         (90,500)  (106,568)

Conversion of Preferred Shares                 -7      (168,805)         131      0       168,802
Conversion of Convertible Debentures                                 953,854    954     4,093,497

Issuance of Common shares for conversion
    of convertible loans and exercise
    of warrants                                                      205,667    206       616,794

Additional shares issued for acquisition
    of Cucina Classica Italiana, Inc.                                295,663    296          (296)
Issued for acquisition of DeliKing, Inc.                             168,067    168       749,832

Net Loss for the year ended
    December 31, 1996
                                            ----------------------------------------------------------------------------
Balance at December 31, 1996                   16.5    $397,898    3,074,916  3,076   $23,027,435   (90,653) ($107,213)
                                            ============================================================================

Rounding on 1:3 reverse split                                            134
Shares issued in Italian Bank Settlement                             200,000    200       123,238
Shares issued CCI SpA                                                224,000    224      (163,520)
Issuance of common shares as compensation
   and awards                                                      1,574,084  1,574      (363,189)
Share Buyback                                                       (485,667)  (486)     (728,014)
Revaluation of Deli King Acquisition                                                     (671,994)
Conversion of Loans                                                  280,000    280       419,720
Cancel treasury Shares                                               (90,500)   (91)     (159,184)   90,500    106,568
Write Down of Assets under Quasi
   Reorganization (Note 1)
Net Income for the period 1/01-3/31/97
Quasi Reorganization (Note 1)                                                         (20,956,422)
Earnings after April 1 1997
                                            ----------------------------------------------------------------------------
Balance at December 31, 1997                   16.5    $397,898    4,776,967  4,777      $528,070      (153)     ($645)
                                            ============================================================================


                                           RETAINED EARNINGS
                                               (DEFICIT)          TOTAL
                                          -------------------------------
Balance at December 31, 1995                ($12,128,841)      $5,780,502

Issuance of common shares as
    compensation for consulting services
    and employee awards                                            56,973
Purchase of Treasury Shares                                      (106,568)

Conversion of Preferred Shares                                         (3)
Conversion of Convertible Debentures                            4,094,451

Issuance of Common shares for conversion
    of convertible loans and exercise
    of warrants                                                   617,000

Additional shares issued for acquisition
    of Cucina Classica Italiana, Inc.                                   0
Issued for acquisition of DeliKing, Inc.                          750,000

Net Loss for the year ended
    December 31, 1996                           (859,627)        (859,627)
                                          ---------------------------------
Balance at December 31, 1996                ($12,988,468)     $10,332,728
                                          ================================

Rounding on 1:3 reverse split                                           0
Shares issued in Italian Bank Settlement                          123,438
Shares issued CCI SpA                                            (163,296)
Issuance of common shares as compensation
   and awards                                                    (361,615)
Share Buyback                                                    (728,500)
Revaluation of Deli King Acquisition                             (671,994)
Conversion of Loans                                               420,000
Cancel treasury Shares                                            (52,707)
Write Down of Assets under Quasi
   Reorganization (Note 1)                    (8,023,460)      (8,023,460)
Net Income for the period 1/01-3/31/97            55,506           55,506
Quasi Reorganization (Note 1)                 20,956,422                0
Earnings after April 1 1997                    2,779,277        2,779,277
                                          --------------------------------
Balance at December 31, 1997                  $2,779,277       $3,709,377
                                          ================================

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

      On May 7, 1996, the Company acquired the assets of Dotties Caterers, Inc. ("Dotties"), a mobile catering business serving Rhode Island. Dotties was integrated with JR and Deli and operates out of Deli's facility. In July 1996, the Board of Directors of Saratoga determined that due to the differences between the operations of the cheese business and the deli business, shareholder value would be enhanced by separating the two businesses. Saratoga therefore formed Mobile Caterers, Inc. ("Mobile") and contributed all of the stock of the two subsidiaries which operate the deli business, Deli King, Inc. ("Deli King") and JR's Delis, Inc. ("JR's"), to Mobile. The Company filed a registration statement filed with the Securities and Exchange Commission on March 14, 1997, and upon approval the Company intended to distribute 100% of the stock in Mobile to the current Company shareholders. In July, 1997 the Board of Directors of Saratoga reconsidered the spin off and determined that it was not in the best interest of the Company and its Shareholders. Accordingly, the Company filed Form-15 on August 18, 1997 withdrawing the registration of Mobile Caterers, Inc.

      ACQUISITION OF DELI KING, INC. BY SARATOGA BRANDS, INC.

      On April 29, 1996 (the "closing date") Saratoga acquired Deli King, Inc. for a purchase price of $1,500,000. The acquisition was accounted for by using the purchase method of accounting. Under the terms of the Merger and Real Estate Purchase Agreement dated February 14, 1996, the acquisition was effective January 1, 1996. Accordingly, the results of operations of Deli King, Inc. are included in the Statement of Operations for the entire year 1996.

      On the closing date, Saratoga delivered 504,202 shares of common stock to an escrow agent for the benefit of Roy A. LaCroix, Sr. (LaCroix) to be delivered to LaCroix in eight equal quarterly installments commencing on the

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

one year anniversary of the closing date. The market price of the stock at the closing date was $2.97 per share, while the market price on December 31, 1996 was $0.72 per share.

      The Saratoga shares represented the entire payment of the purchase price and there were no contingent payments, options, or other commitments related to this transaction.

      QUASI-REORGANIZATION

      The Board of Directors of the Company has directed that, effective April 1, 1997, the Company undergo quasi-reorganization. A quasi reorganization is an elective accounting procedure intended to restate assets and liabilities to current values and eliminate any accumulated deficit in retained earnings.

      Subsequent to the March 31, 1997 quarter end the Company reviewed its financial position as well as the presentation of its balance sheet. The Company further reviewed its future prospects for profitability, and determined that the Company could reasonably anticipate profitability for the foreseeable future. Additionally, the Company believes that a restatement balance sheet would improve the Company's ability to raise capital through both debt and equity. These and other reasons lead the Company to the decision that it would be advantageous to restate its balance sheet, revalue its assets to fair value, and eliminate its retained deficit. In revaluing the Company's assets the Company reduced its carrying value of goodwill by reviewing the undiscounted future cash flows of the Company. (See Note 2 - GOODWILL)

      This procedure resulted in a reduction in the Company's carrying value of its goodwill in the amount of $8,023,460, which has been accounted for as a direct shareholders' equity transaction, rather than as a result of operations. Further, the Company's accumulated deficit as of April 1, 1997 ($20,956,422) has been eliminated against Paid-in Capital in Excess of Par Value. This procedure effectively eliminated the retained deficit at each of the Company's business segments. This Quasi-Reorganization is expected to be confirmed by shareholder approval at the next annual meeting of the Company's shareholders in May of 1998.

      FORGIVENESS OF DEBT

      In late December of 1997 the Company entered into agreements with 5 Italian banks, thereby retiring all liability to these banks for a payment of $500,000 and 200,000 unregistered shares of the Company's common stock. The aforementioned payment and shares represented the entire payment to the banks and there were no contingent payments, options, or other commitments related to this transaction.

      The foregoing does not purport to be a complete statement of all terms and conditions contained in the Agreements. Reference is made to exhibits 10(y), 10(z), 10(aa), 10(ab), and 10(ac) for all terms and conditions of the Agreements.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: CCI, Mobile, and Snacks. The consolidated balance sheets reflect the accounts of the Company and its three wholly owned subsidiaries. The acquisitions were recorded as purchases. In consolidation all inter company balances are eliminated.

INVENTORIES

      Inventories are stated at the lower of cost or market. The components of inventories at December 31, 1997 were as follows:

       Raw                  Finished              Repair
    Materials                Goods                 Parts               Total
--------------------------------------------------------------------------------
    $70,505                $327,165               $46,564            $444,234
================================================================================

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      Snacks had income from its discontinued operation in 1996 totaling $125,133. Snacks only remaining assets consisted of $10,000 in fixed assets, which were transferred to the parent company in 1997.

PER SHARE DATA

      The per share data has been calculated using the weighted average number of Common Shares outstanding during each period presented on both a basic and diluted basis in accordance with SFAS 128. Certain outstanding options and warrants have been excluded from the computation due to their antidilutive effect. In determining whether options and warrants were dilutive, the average market value of the Company's common stock for the period from the date of grant through the end of the year was compared to the exercise price most favorable to the option or warrant holder. The financial statements reflect share amounts after having given effect to a reverse stock split of 1:3, which became effective November 24, 1997.

GOODWILL AND INTANGIBLE ASSETS

      It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill through an assessment of the estimated undiscounted future cash flows of the business unit. In the event that assets are found to be carried at amounts which are in excess of estimated undiscounted gross future cash flows, then the intangible assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon this analysis, the Company made an adjustment of $8,023,460 to goodwill to provide for impairment and assume a conservative position towards its valuation of goodwill. (See Note 1 - QUASI REORGANIZATION)

      Additionally, goodwill was adjusted to reflect a correction in the accounting for the acquisition of Deli, which was acquired in April of 1996. This change was due to an overstatement of the value to the shares issued by the Company for the purchase. This correction eliminated goodwill attributable to the Deli acquisition, and reduced overall goodwill by $679,612.

      There was no impairment to intangible assets at December 31, 1997. The intangible assets consist of $111,811 for trademark and proprietary technology licenses, $60,000 for import license, and $1,084,201 for Deli's catering routes which establish its rights to sell its products over an established series of stops. Amortization expense on intangibles was $123,800 for the year ended December 31, 1997, while accumulated amortization was $574,173. The trademark and proprietary technology licenses are being amortized over 8 years while the import licenses are being amortized over

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5 years and the cost of the routes are being amortized over their estimated economic life of 15 years. The excess cost over the fair value of assets (less liabilities) acquired is being amortized over 10 years. Goodwill at December 31, 1997, attributable entirely to CCI was $277,500.

CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATIONS

      The Company does not have any single customers who account for more than 10% of the Company's trade receivables or sales. The Company's products are distributed nationally. Most of the Company customers are food retailers and distributors.

      Approximately 30% of the Company's sales volume relates to products which are purchased from Edigo Galbani, S.p.A., for which the Company holds exclusive License and Manufacture Agreements in a contract which runs through the year 2000 when it will come up for renewal, the loss would at this time have a material adverse effect on the revenues of CCI.

MORTGAGE NOTES RECEIVABLE

      The Company has a mortgage note receivable due from Robert J. Lukasavitz, related to the sale of CCI's former Mayville, Wisconsin cheese plant in the amount of $48,263, of which $3,659 is the current portion thereof. The mortgage bears interest at 7%, and has equal monthly payments of $581 through April 5, 2000, and a balloon payment of $39,538 on May 5, 2000.

PROVISION FOR DOUBTFUL ACCOUNTS

      The Company periodically reviews and adjusts its provision for bad debts to reflect its experience.

INVESTMENTS

      At December 31, 1997 the Company had 71,714 shares of Osicom Technologies, Inc., traded on the NASDAQ Small Cap Market under the symbol FIBR. The market value of these shares, which approximates cost, was $2.156 per share at December 31, 1997, resulting in no gain or loss on the investment for the year ended December 31, 1997. As of February 28, 1998 30,000 of these shares have been sold at prices ranging from $4.25 to $6.00. The Company anticipates liquidating the balance of the shares in an orderly fashion within the next 90 days.

OTHER ASSETS

Other assets consists of:

            Capitalized Financing Costs             $  38,297
            Unamortized Slotting Fees                  62,958
            Deposits                                   26,291
            Capitalized distribution Contract          25,000
            Other                                       9,239
                                                    ---------
            Total                                   $ 161,785
                                                    =========

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts Payable and Accrued Expenses consist of:

            Trade Account Payable to E. Galbani    $  414,281
            Other Trade Accounts Payables             778,187
            Other Accrued Expenses                    504,423
                                                   ----------
            Total                                  $1,696,891
                                                   ==========

            No accrued expense exceeds 5% of total current liabilities.

LOANS PAYABLE

      At December 31, 1997 the Company had a $300,000 loan payable to Summit Bank. This loan is payable in 6 equal monthly principal installments plus accrued interest beginning on February 1, 1998. The loan is unsecured and bears interest at the prime rate plus 1 percent, which was 9.5% at December 31, 1997.

      Additionally, the Company had miscellaneous loans of $64,550, of which $25,000 is owned to Ike Suri, an unrelated party, which does not bear interest and is payable on demand. These loans are unsecured. The imputed interest on the above loans has not been reflected in the financial statements due its immateriality.

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

NOTE 3 -- PROPERTY AND EQUIPMENT - NET

      Property and equipment - net consisted of the following at December 31, 1997:

                                                       Useful Life
                                                       -----------
Land                                   $  611,007
Buildings                               1,394,402         50 years
Furniture & Equipment                     981,412     5 - 10 years
Vehicles                                  485,417      5 - 7 years
Leasehold Improvements                     40,551          5 years
Equipment held for sale                    10,000
                                       ----------
     Total Cost                         3,522,789
Less Accumulated Depreciation             450,464
                                       ----------
     Net                               $3,072,325
                                       ==========

      Depreciation and amortization on Property, Plant and Equipment is computed on a straight-line basis. The Property, Plant and Equipment includes $120,804 in fixed assets which were acquired using capital leases.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 -- NOTES PAYABLE - RELATED PARTY

      The Company has a note payable to Roy LaCroix related to the purchase of Deli in the amount of $262,500, $112,500 being the current portion thereof, which is being paid over four years and bears interest at the prime rate plus one percent.

      The Company has a note payable to Angelo Dominioni in the amount of $190,968, of which $127,312 in the current portion thereof, in accordance with the settlement agreement between the Company and Mr. Dominioni. (See Exhibit 10(ad)) This note is being paid in 18 equal monthly installments of $10,609, and does not bear interest.

      In addition, the Company has a note payable to Scott Halperin, the Company's Chairman in the amount of $25,000, which is payable on demand and does not currently bear interest. Both of the above notes are unsecured.

      The imputed interest on the notes to Angelo Dominioni and Scott Halperin has not been reflected in the financial statements due its immateriality.

NOTE 5 -- LONG-TERM DEBT

      CCI has a term loan with BNY Financial Corporation of which the current balance is $177,000 to be paid $70,800 in 1998, $70,800 in 1999, and $35,400 in
2000. This loan bears interest at the prime rate plus one percent. CCI has pledged all of accounts receivable, inventories, real estate and equipment as collateral for this term loan.

      Deli has various long-term loans with varrying terms mainly for the purchase of equipment. These loans total $95,407 to be paid $58,303 in 1998, and $37,104 in 1999. These loans are secured by the underlying equipment.

      The long-term debt related to the five Italian banks has been eliminated in its entirety. (See Note 1 -FORGIVENESS OF DEBT)

NOTE 6 -- CAPITAL LEASES

      The following is a schedule of future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments as of December 31, 1997:


      Year Ended December 31,                                     Amount
      -------------------------------------------------------------------

      1998                                                      $ 80,760
      1999                                                        63,073
      2000                                                         4,118
      -------------------------------------------------------------------

      Total minimum lease payments                               147,951
      Less:  amount representing interest                        (21,987)
      -------------------------------------------------------------------

      Present value of net minimum lease
           payments including current
           maturities of $63,761                               $ 125,964
                                                         ================

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

was made on a prospective basis, did not have a material impact on the Company's financial condition or results of operations. Prior to 1993, the Company followed the accounting for income taxes prescribed by Statement No. 96.

      For the year ended December 31, 1997, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards.

      The Company had NOL carryforwards of approximately $600,000 at December 31, 1997, which resulted in a Deferred Tax Asset of approximately $200,000. After applying the valuation allowance the Deferred Tax Asset was recorded at $-0- on the balance sheet at December 31, 1997.

NOTE 8 --  STOCKHOLDERS' EQUITY

      The Preferred Stockholders have no voting rights but are entitled to a priority of payment in the amount of the original subscription price paid for each Preferred Share ($16,667 to $25,000), plus a proportionate amount, as defined, on any remaining excess proceeds if there is, among other matters, a sale of all or substantially all of the shares or assets of the Company. The Preferred Stockholders are not entitled to specific dividends; however, should the Company declare any dividends on the common shares, the Preferred Stockholders will be entitled to receive dividends as if they had converted to common shares immediately prior to the dividend declaration. The holders of the Preferred Shares may convert, at their option, at any time, all or part of their shares into common shares. Holders of 29 Preferred Shares and certain holders of the Company's Debentures having had conversion rights with respect to an aggregate of 11.75 additional Preferred Shares granted the Company the right to require the conversion of their shares into common shares at any time on or after the filing by the Company of a registration statement with the Securities and Exchange Commission for the purpose of offering for sale any of the Company's securities. Upon the closing of the Company's initial public offering of its common shares in September 1991, the Company exercised its right and converted said Preferred Shares and Debentures into common shares. Each outstanding Preferred Share is convertible into approximately 19 common shares, subject to certain adjustments as defined in the Amended Certificate of Incorporation. Subsequent to the initial public offering of the Company's common shares, holders of eight Preferred Shares converted into common shares.

      The Company has reserved, in aggregate, 509 common shares for possible future issuance to Preferred Stockholders in the event of conversion.

      At December 31, 1997 their were 16.5 preferred shares outstanding all of which are convertible into common shares at the holders option.

NOTE 9 -- CONTINGENCIES

      At December 31, 1997 there was a tax lien of approximately $42,000 on the Company's building in West Warwick, Rhode Island. This lien was removed subsequent to the year end on February 8, 1998.

NOTE 10 -- COMMITMENTS

      Leases

      The Company and its subsidiaries maintain office, warehouse and processing facilities pursuant to an operating leases as detailed below.

      CCI leases a 20,000 square foot facility at 1835 Swarthmore Avenue, Lakewood, New Jersey 08701, of which approximately 3,000 square feet serves as office space. This facility serves as CCI's headquarters as well as a shredding and grating operation and warehouse. The facility is a fireproof high bay warehouse located on 3.5 acres with ample expansion potential. The warehouse contains 13,000 cubic feet of cooler space. This facility is leased from Arthur Sommers at a basic rent of $6,642.68 per month or $79,712 annually. The CCI lease has a five-year term expiring on August 31 1999, with no rent escalation and an option to renew for an additional five years at an annual rent of $91,975.

      Mobile's leases its 2,000 square foot USDA facility at 269 Greenville Avenue, Johnston, Rhode Island. This facility is leased from Giovanni and Lina Conti at a basic rent of $950 per month or $11,400 annually. The lease has a 2 year term expiring on September 1, 1999, renewable for an additional 2 years at a basic rent of $975 or $11,700 annually.

      The approximate minimum annual rental commitment is as follows:

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Year Ending December 31, Rental
        -------------------------------                Rental

                                           Lakewood, NJ       Johnston, RI
                                           -------------------------------
                   1998                      $ 79,712           $11,400
                   1999                        53,141             7,600
                                           -------------------------------
                                             $132,853           $19,000
                                           ===============================

      Rent expense for the years ended December 31, 1997 and 1996 were approximately $106,494 and $97,249, respectively.

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

      This agreement has covenants in regards to minimum factoring of invoices, minimum net worth, quick ratio and profitability on a standalone basis. The agreement provides for covenant violation penalties, which include increased interest. CCI is in full compliance with all of the above stated covenants.

      Investment Banking Agreement

      On October 28, 1997 the Company entered into an investment banking agreement between the Company and M.H. Meyerson & Co., Inc. ("Meyerson") Under the terms of the agreement Meyerson is to provide investment banking services to the Company on a non-exclusive basis for a five year term. In connection with the agreement the Company granted Meyerson warrants to purchase 83,334 shares of the Company's common stock at a price of $1.50 per share, and 83,333 shares at a price of $1.80 per share, a total of 166,667 shares of common stock of the Company. The warrants vest one third at each purchase price on October 28 1997, one-third at each purchase on April 28 1998, and one-third at each purchase price on October 28, 1998. The warrants are cancelled upon termination of the agreement; however, once vested the warrants shall remain in force until either exercised or upon expiration thereof on October 28, 2002. Additionally, the Company paid a one-time fee in the amount of $25,000, which is being amortized over the life of the agreement.

      The foregoing does not purport to be a complete statement of all terms and conditions contained in the Agreement. Reference is made to exhibit 10(ad) for all terms and conditions of the Agreement.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

      In September 1992, the Board of Directors established a Non-Qualified Stock Option Plan for officers, directors, employees, and consultants to the Company and other persons expected to make a significant contribution to the Company. 25,000 shares were reserved for issuance under this plan. The Non-Qualified Stock Option Plan was terminated on May 24, 1994 and all outstanding shares were replaced with shares issued under The 1994 Stock Option Plan as described below.

      The Board of Directors adopted the 1994 Stock Option Plan (the "Option Plan") and the 1994 Restricted Stock Purchase Plan on February 16, 1994. Under the Option Plan, the Company may grant options to purchase up to 140,000 shares to employees or non-employee consultants of the Company and its subsidiaries. The exercise price of options granted under the Option Plan may not be less than 100% (110% for holders of 10% or more of the Company's outstanding shares) of the fair market value of the shares on the date of grant for incentive stock options ("ISO's") as defined in the Internal Revenue Code, and 85% (100% for "covered employees" as defined in the Internal Revenue Code) of the fair market value of the shares on the date of grant for non-incentive stock options. In addition, ISO's,, which become exercisable by any one optionee may not exceed a fair market value of $100,000 in any calendar year. The Board of Directors granted options to purchase an aggregate of 50,000 to two directors, one of whom was an officer and an aggregate of 50,000 to two outside consultants. Such options carry a ten year term and are not exercisable until nine years after the date of grant, subject to acceleration based on the Company achieving certain levels of gross revenues or market capitalization The exercise price of the options is $25.00 per share. The Company has also granted options to purchase an aggregate of 14,150 common shares to four former directors, two of whom had also been officers, at an exercise price of $25.00 per share, which was later reduced to $11.875 pursuant to the Termination Agreement of Daniel J. Feld (Exhibit 10(w). These options will replace a like number of options issued to these individuals under the Non-Qualified Stock Option Plan, which was never submitted for shareholder approval. Consequently, the Non-Qualified Stock Option Plan and all options granted under it terminated with shareholder approval of the 1994 plans, which was obtained on May 24, 1994.

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

      In March of 1994, the Board of Director of the Company approved the 1994 Stock Award Plan. This plan was intended to attract, retain, motivate and reward officers, directors, employees of and consultants to the Company, and subsidiaries of the Company, who are and will be contributing to the success of the business of the Company; to competitive incentive compensation opportunities; and to further opportunities for stock ownership by such employees and consultants in order to increase there proprietary interest in the Company. 135,000 shares of the Company's common stock were registered with the Securities and Exchange Commission under this plan on Form S-8. 113,559 shares were issued under this plan in the 1994 fiscal year. Various options and warrants were granted to employees and consultants to the company during 1996 and 1997. These options and warrants as well as options remaining outstanding from 1995 are summarized as follows:

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                    Options                    Warrants
--------------------------------------------------------------------------------
Balance at December 31, 1995              392,374                       0

Issued in 1996                            675,603
Cancelled in 1996                        (110,337)
Exercised in 1996                        (892,590)
                                   ---------------------------------------------
Balance at December 31, 1996               65,050                       0

Issued in 1997                          1,957,843                 300,666
Cancelled in 1997                               0                       0
Exercised in 1997                      (1,579,709)                      0
                                   ---------------------------------------------
Balance at December 31, 1997              443,184                 300,666
                                   =============================================

The options outstanding at December 31, 1997 consisted of:

                       364,445 options at $1.125 per share
                        78,739 options issued on a cashless basis
                       -------
                       443,184 total options outstanding
                       =======

The warrants outstanding at December 31, 1997 consisted of:

        Number of    Exercise        Expiration             Vested
        Warrants       Price            Date                  On
   --------------------------------------------------------------------------

         16,667        $1.50  August 1, 1999             August 1, 1997
         27,778        $1.50  October 27, 2002           October 28, 1997
         27,778        $1.50  October 27, 2002           April 28, 1998
         27,777        $1.50  October 27, 2002           October 28, 1998
          5,667        $1.50  December 1, 2002           December 1, 1997
          5,667        $1.50  December 1, 2002           June 1, 1998
          5,666        $1.50  December 1, 2002           December 1, 1998
         27,778        $1.80  October 27, 2002           October 28, 1997
         27,778        $1.80  October 27, 2002           April 28, 1998
         27,777        $1.80  October 27, 2002           October 28, 1998
          5,667        $1.80  December 1, 2002           December 1, 1997
          5,667        $1.80  December 1, 2002           June 1, 1998
          5,666        $1.80  December 1, 2002           December 1, 1998
         16,667        $2.25  August 1, 1999             August 1, 1997
         16,667        $3.00  August 1, 1999             August 1, 1997
         16,667        $3.75  August 1, 1999             August 1, 1997
         16,666        $4.50  August 1, 1999             August 1, 1997
         16,666        $5.25  August 1, 1999             August 1, 1997
   -------------
        300,666 Total Warrants Outstanding
   =============

      The Company has not adopted the accounting requirements or the pro forma disclosure requirements of SFAS 123.

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option and restricted stock plans. No compensation cost has been recognized for its stock based compensation plans, since the employee purchases the stock for an amount equal to or greater than the market price at the measurement date.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 -- ADVERTISING COSTS

      The Company generally expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. Advertising expenses included in selling, administrative and general expenses were $37,845 in 1997 and $141,454 in 1996. As of December 31, 1997 advertising costs of approximately $25,436 were recorded primarily in prepaid expenses and other assets in the accompanying balance sheet, will be amortized over two years from the date the advertisements take place.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS

                                                Additions
                                  Balance at    Charged to     Additions not
Balance at                        Beginning     Costs and        Charged to       Deductions      Balance at
Description                       of Period     Expenses      Costs or Expense    (Describe)    End of Period
-------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts    $70,810       $9,561              $0           ($2,371)(1)      $78,000

      (1) Represents an amount written off during the period against fully reserved accounts.