Form 10QSB
period 1998-03-31
SARATOGA BRANDS INC
filed 1998-05-15
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended March 31, 1998

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


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS


Number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1998


        Title of Each Class                       Number of Shares Outstanding
Common Stock, $.001 par value per share                    4,855,706

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Unaudited Balance Sheet at March 31, 1998          3-4

            Consolidated Unaudited Statements of Operations for the Three
                    Months Ended March 31, 1998 and 1997                    5


            Consolidated Unaudited Statements of Cash Flows for the Three
                     Months Ended March 31, 1998 and 1997                   6

            Notes to Consolidated Unaudited Financial Statements            7-14

Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                             15-16


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               17

PART 1 - Financial Information

      ITEM 1. Financial Statements

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Unaudited Balance Sheet
                                 March 31, 1998


       ASSETS

Current Assets:

      Cash                                                    $297,496

      Accounts receivable net of allowance for doubtful
        accounts of $82,375  (Note 2)                          916,800

      Current portion of mortgage note receivable (Note 2)       3,723

      Investments (Note 2)                                      74,330

      Inventories (Note 2)                                     570,252

      Prepaid expenses and other current assets                155,474
                                                            ----------

           Total current assets                              2,018,075

Long term mortgage note receivable (Note 2)                     43,638

Property and equipment - net (Note 3)                        3,065,964

Other assets (Note 2)                                          143,865

Intangible assets (Note 2)                                   1,232,087

Excess of cost over fair value of assets acquired
  (Notes 1 and 2)                                              270,000
                                                            ----------

      TOTAL ASSETS                                          $6,773,629
                                                            ==========

The accompanying notes to the consolidated unaudited financial statements are an integral part hereeof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                Consolidated Unaudited Balance Sheet (continued)
                                 March 31, 1998


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                  LIABILITIES

Current Liabilities:

           Accounts payable and accrued expenses (Note 2)            $1,889,327

           Loans Payable (Note 2)                                       262,550

           Current portion of capital leases payable (Note 6)            77,183

           Current portion of long-term debt (Note 5)                   125,432

           Current portion of long-term debt - related parties
             (Note 4)                                                   264,812
                                                                     ----------

           Total current liabilities                                  2,619,304

           Long-term debt (Note 5)                                      113,923

           Long-term notes payable - related parties (Note 4)           153,704

           Capital leases payable (Note 6)                               44,470
                                                                     ----------
                  Total liabilities                                   2,931,401
                                                                     ----------

           Contingencies (Note 9)

                  STOCKHOLDERS' EQUITY  (Note 8)

           Preferred stock                                              397,898
                  Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding.

           Common stock                                                   4,856
                  Par value $.001 - 25,000,000 shares
                  authorized, 4,855,706 shares issued and outstanding

           Treasury Stock                                                  (645)
                  153 common shares stated at cost

           Additional paid-in-capital (Note 1)                          527,991

           Retained Earnings Since April 1, 1997 (Note 1)             2,912,128
                                                                     ----------

                  Total Stockholders' Equity                          3,842,228
                                                                     ----------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $6,773,629
                                                                     ==========

The accompanying notes to the consolidated unaudited financial statements are an integral part hereeof.

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                    For the Three Months Ended
                                                             March 31,

                                                          1998         1997
                                                      -----------------------
Net sales                                             $2,916,515   $2,824,675

Cost of sales                                          2,151,715    2,072,369
                                                      -----------------------

Gross profit                                             764,800      752,306

Selling, general and administrative expenses
 (Note 12)                                               583,431      562,468
                                                      -----------------------

Income from operations before interest and income
  taxes                                                  181,369      189,838

Interest expense - net                                    47,918      134,332

Income taxes (Note 7)                                        600            0
                                                      -----------------------

Net Earnings                                            $132,851      $55,506
                                                      =======================

EARNINGS (LOSS) PER COMMON SHARE

BASIC

Net Earnings                                               $0.03        $0.01
                                                      =======================

Basic weighted average shares used in computation      4,800,589    3,807,834

DILUTED

Net Earnings                                               $0.03        $0.01
                                                      =======================

Diluted weighted average shares used in computation    5,299,552    3,807,834


The accompanying notes to the consolidated unaudited financial statements are an integral part hereeof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  For the Years Ended March 31, 1998 and 1997

                                                               1998         1997

                                                          ------------------------
Cash Flows from operating activities:
    Net income                                               $132,851      $55,506
Adjustments to reconcile net operating profit to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                              97,982      140,601
    Provision for losses on accounts receivable                 4,375            0
    Gain on sale of unused equipment                                0      (55,000)
    (Increase) in current portion mortgage receivable             (64)           0
    Decrease in accounts receivable                            13,179       66,195
    (Increase) decrease in inventories                       (126,018)      58,464
    Decrease in other assets                                   17,920       26,189
    (Increase) decrease in prepaid expenses                   (85,850)      59,875
    Increase in accounts payable and accrued expenses         192,436       94,347
                                                          ------------------------

    Net cash provided by (used in) operating activities       246,811      446,177
                                                          ------------------------

Cash flows from investing activities:

    Purchase of fixed assets                                  (49,705)     (20,310)
    Sale of idle equipmnt                                           0       55,000
    Redemption of investment                                   80,285            0
    Purchase of Intangible Assets (routes)                    (10,502)           0
                                                          ------------------------
    Net cash provided by (used in) investing activities        20,078       34,690
                                                          ------------------------

Cash flows from financing activities:

    Decrease in loans payable                                (102,000)           0
    Repayment of notes payable                                (32,075)    (212,920)
    Repayment of notes payable-related party                  (59,952)           0
    Purchase of treasury stock                                      0      (52,663)
    Repayment of capital leases                                (4,311)     (47,683)
                                                          ------------------------
    Net cash provided by financing activities                (198,338)    (313,266)
                                                          ------------------------

Increase (decrease) in cash                                    68,551      167,601

Cash at beginning of year                                     228,945       82,194
                                                          ------------------------
Cash at end of year                                          $297,496     $249,795
                                                          ========================

Supplemental disclosure of cash flows information:

    Interest paid                                             $48,221      $65,795
    Income taxes paid                                            $600           $0

The accompanying notes to the consolidated unaudited financial statements are an integral part hereeof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

      On the closing date, Saratoga delivered 504,202 shares of common stock to an escrow agent for the benefit of Roy A. LaCroix, Sr. (LaCroix) to be delivered to LaCroix in eight equal quarterly installments commencing on the one year anniversary of the closing date. The market price of the stock at the closing date was $2.97 per share, while the market price on December 31, 1996 was $0.72 per share. The Saratoga shares represented the entire payment of the purchase price and there were no contingent payments, options, or other commitments related to this transaction.

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

INVENTORIES

        Inventories are stated at the lower of cost or market. The components of inventories at March 31, 1998 were as follows:

          Raw        Finished         Repair
       Materials       Goods           Parts                Total
     ----------------------------------------------------------------------

       $137,369       $386,319        $46,564              $570,252
     ======================================================================


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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

      The intangible assets consist of $102,484 for trademark and proprietary technology licenses, $55,000 for import license, and $1,074,603 for Deli's catering routes which establish its rights to sell its products over an established series of stops. Amortization expense on intangibles was $34,417 for the three months ended March 31, 1998, while accumulated amortization was $527,590. The trademark and proprietary technology licenses are being amortized over 8 years while the import licenses are being amortized over 5 years and the cost of the routes are being amortized over their estimated economic life of 15 years. The excess cost over the fair value of assets (less liabilities) acquired is being amortized over 10 years. Goodwill at March 31, 1998, attributable entirely to CCI was $270,000. There was no impairment to goodwill or intangible assets at March 31, 1998.

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

MORTGAGE NOTES RECEIVABLE

      The Company has a mortgage note receivable due from Robert J. Lukasavitz, related to the sale of CCI's former Mayville, Wisconsin cheese plant in the amount of $47,361, of which $3,723 is the current portion thereof. The mortgage bears interest at 7%, and has equal monthly payments of $581 through April 5, 2000, and a balloon payment of $39,538 on May 5, 2000.

PROVISION FOR DOUBTFUL ACCOUNTS

      The Company periodically reviews and adjusts its provision for bad debts to reflect its experience.

INVESTMENTS

      At March 31, 1998 the Company had 31,714 shares of Osicom Technologies, Inc., traded on the NASDAQ Small Cap Market under the symbol FIBR. The market value of these shares, was $4.50 per share at March 31, 1998, resulting in a gain on the investment, which is not reflected in the financial statements, for the three months

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

ended March 31, 1998. The Company anticipates liquidating the balance of the shares in an orderly fashion within the next 90 days.

OTHER ASSETS

        Other assets consists of:

                     Capitalized Financing Costs          $  34,467
                     Unamortized Slotting Fees               47,725
                     Deposits                                29,348
                     Capitalized Distribution Contract       21,875
                     Other                                   10,450
                                                          ---------
                     Total                                $ 143,865
                                                          =========


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts Payable and Accrued Expenses consist of:

               Trade Account Payable to E. Galbani       $  357,708
               Other Trade Account Payables               1,043,050
               Other Accrued Expenses                       488,569
                                                         ----------
               TOTAL                                     $1,889,327
                                                         ==========

               No accrued expense exceeds 5% of total current liabilities.


LOANS PAYABLE

      At March 31, 1997 the Company had a $200,000 loan payable to Summit Bank. This loan is payable in 6 equal monthly principal installments plus accrued interest beginning on February 1, 1998. The loan is unsecured and bears interest at the prime rate plus 1 percent, which was 9.5% at March 31, 1997.

      Additionally, the Company had miscellaneous loans of $62,550, of which $23,000 is owned to Ike Suri, an unrelated party, which does not bear interest and is payable on demand. These loans are unsecured. The imputed interest on the above loans has not been reflected in the financial statements due its immateriality.

FOREIGN CURRENCY TRANSACTIONS

      The Company imports products from various countries, however, all material transactions are denominated in United States currency.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 -- PROPERTY AND EQUIPMENT - NET

      Property and equipment - net consisted of the following at March 31, 1998:


                                                          Useful Life
                                                          -----------
          Land                                $611,007
          Buildings                          1,394,402       50 years
          Furniture & Equipment              1,013,115   5 - 10 years
          Vehicles                             503,419    5 - 7 years
          Leasehold Improvements                40,551        5 years
          Equipment held for sale               10,000
                                          ------------
               Total Cost                    3,572,494
          Less Accumulated Depreciation        506,530
                                          ------------
               Net                          $3,065,964
                                          ============


      Depreciation and amortization on Property, Plant and Equipment is computed on a straight-line basis. The Property, Plant and Equipment includes $152,507 in fixed assets which were acquired using capital leases.

NOTE 4 -- NOTES PAYABLE - RELATED PARTY

      The Company has a note payable to Roy LaCroix related to the purchase of Deli in the amount of $234,375, $112,500 being the current portion thereof, which is being paid over four years and bears interest at the prime rate plus one percent.

      The Company has a note payable to Angelo Dominioni in the amount of $159,141, of which $127,312 in the current portion thereof, in accordance with the settlement agreement between the Company and Mr. Dominioni. (See Exhibit 10(ad)) This note is being paid in 18 equal monthly installments of $10,609, and does not bear interest.

      In addition, the Company has a note payable to Scott Halperin, the Company's Chairman in the amount of $25,000, which is payable on demand and does not currently bear interest. Both of the above notes are unsecured.

      The imputed interest on the notes to Angelo Dominioni and Scott Halperin has not been reflected in the financial statements due its immateriality.

NOTE 5 -- LONG-TERM DEBT

      CCI has a term loan with BNY Financial Corporation of which the current balance is $159,300 to be paid $53,100 in 1998, $70,800 in 1999, and $35,400 in
2000. This loan bears interest at the prime rate plus one percent. CCI has pledged all of accounts receivable, inventories, real estate and equipment as collateral for this term loan.

      Deli has various long-term loans with varrying terms mainly for the purchase of equipment. These loans total $80,555 to be paid $43,451 in 1998, and $37,104 in 1999. These loans are secured by the underlying equipment.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 -- CAPITAL LEASES

      The following is a schedule of future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments as of March 31, 1998:

                                                           Amount
          -----------------------------------------------------------
          1998                                         $    75,802
          1999                                              63,073
          2000                                               4,118
          -----------------------------------------------------------

          Total minimum lease payments                      142,993
          Less: amount representing interest                (21,340)
          -----------------------------------------------------------
          Present value of net minimum lease
             payments including current
             maturities of $77,183                     $    121,653
                                                       ==============

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

      For the three months ended March 31, 1998, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards.

      The Company had NOL carryforwards of approximately $466,000 at March 31, 1998, which resulted in a Deferred Tax Asset of approximately $155,000. After applying the valuation allowance the Deferred Tax Asset was recorded at $-0- on the balance sheet at March 31, 1998.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

      At March 31, 1998 their were 16.5 preferred shares outstanding all of which are convertible into common shares at the holders option.

NOTE 9 -- CONTINGENCIES

      None

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

      The approximate minimum annual rental commitment is as follows:

        March 31, 1998
--------------------------------
                                             Rental

                                   Lakewood, NJ    Johnston, RI
                                --------------------------------
             1998                       $59,784          $8,550
             1999                        53,141           7,600
                                --------------------------------
                                       $112,925         $16,150
                                ================================

      Rent expense for the three months ended March 31, 1998 and 1997 were approximately $22,778 and $22,486, respectively.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

      The foregoing does not purport to be a complete statement of all terms and conditions contained in the Agreement. Reference is made to exhibit 10(ad) incorporated by reference for all terms and conditions of the Agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes which are contained herein.

      Results of Operations for the Three Months Ended March 31, 1998 and 1997

      Net sales for the three months ended March 31, 1998 were $2,916,515 compared with $2,824,675 for the same period in 1997, a n increase of 3%. This marginal increase is primarily a result of an incremental increase in sales as well the elimination of unprofitable product lines. The Company generated gross profit of $764,800 or 26% in the first quarter of 1998, verses $752,306 or 26% in the first quarter of 1997. This is the result of management's attempt stabilize the gross profit percentage.

      Selling, general and administrative expenses were $583,431 and $562,468 in the first quarter of 1998 and 1997, respectively. This represents a marginal increase of $20,963, which is in line with a minimal increase administrative costs. Management expects gross margins to improve as the Company begins to integrate acquisitions and take advantage of the combined economies of scale and to some degree the launching of new products. However, there can be no assurance that any such improvements in the margins will be achieved.

      The Company reported no provision for income taxes for the quarter ended March 31, 1998 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

      Net earnings for the three months ended March 31, 1998 was $132,851, verses $55,506 in the same period in 1997. Earnings per common share were $0.03 in the first quarter of 1998 versus $0.01 in the prior years same period on diluted weighted average shares of 5,299,552 and 3,807,834, respectively.

Liquidity and Capital Resources

      The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.

      At March 31, 1998 the Company had a net worth of $3,842,228 compared with $1,931,684 (adjusted to reflect the quasi-reorganization effected April 1, 1997) at March 31, 1997. This increase is the result of operating earnings and the settlement of certain bank debt in December of 1997

      The Company has a limited requirement for capital expenditures in the immediate future. CCI's factoring arrangement with Bank of New York Financial Corporation has adequate availability to provide working capital to support sales growth in that division. Mobile owns real estate with a market value of approximately $1,000,000 against which there are no loans or liens. This asset provides adequate collateral to support borrowing for working capital needs in that subsidiary.

      Additionally, the Company has a loan outstanding with Summit bank, with a current balance of $200,000 at the prime rate plus 1 percent, to be repaid over the next 4 months out of cash flow from operations.

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

Date:  May  13, 1998                        By:     /s/ Scott G. Halperin
                                                    ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer

Date:  May  13, 1998                        By:     /s/ Bernard F. Lillis, Jr.
                                                    --------------------------
                                                    Bernard F. Lillis, Jr.
                                                    Chief Financial Officer
                                                    Principal Accounting Officer
                                                    Treasurer