Form 10QSB
period 1998-06-30
SARATOGA BRANDS INC
filed 1998-08-14
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
      1934

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

Number of shares outstanding of each of the issuer's classes of common equity as of July 31, 1998

          Title of Each Class                Number of Shares Outstanding
 Common Stock, $.001 par value per share               4,855,706

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Unaudited Balance Sheet at June 30, 1998         3-4

            Consolidated Unaudited Statements of Operations
                  for the Three and Six Months Ended June 30,
                  1998 and 1997                                           5

            Consolidated Unaudited Statements of Cash Flows
                  for the Six Months Ended June 30, 1998 and 1997         6

            Notes to Consolidated Unaudited Financial Statements          7-14

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     15-17

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                        18

PART 1 - Financial Information

      ITEM 1. Financial Statements

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Unaudited Balance Sheet
                                  June 30, 1998

       ASSETS

Current Assets:
      Cash                                                            $  256,023

      Accounts receivable net of allowance for
        doubtful accounts of $77,875                                   1,135,839

      Current portion of mortgage note receivable                          3,790

      Investments                                                         74,330

      Inventories                                                        512,170

      Prepaid expenses and other current assets                          140,570
                                                                      ----------

           Total current assets                                        2,122,722

Long term mortgage note receivable                                        42,672

Property and equipment - net                                           3,025,744

Other assets                                                             128,492

Intangible assets                                                      1,204,168

Excess of cost over fair value of assets acquired                        262,500
                                                                      ----------

      TOTAL ASSETS                                                    $6,786,298
                                                                      ==========

            See notes to consolidated unaudited financial statements.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                Consolidated Unaudited Balance Sheet (continued)
                                  June 30, 1998

Current Liabilities:
      Accounts payable and accrued expenses                         $ 1,594,381

      Loans Payable                                                     360,050

      Current portion of capital leases payable                          62,767

      Current portion of long-term debt                                 371,962
                                                                    -----------

        Total current liabilities                                     2,389,160

Long-term debt                                                          195,985

Capital leases payable                                                   23,223
                                                                    -----------

      Total liabilities                                               2,608,368
                                                                    -----------

Commitments

      STOCKHOLDERS' EQUITY

Preferred stock                                                         397,898
        Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized
        200 shares of which 16.5 shares are issued and outstanding

Common stock                                                              4,856
        Par value $.001 - 25,000,000 shares authorized,
        4,855,706 shares issued and outstanding

Treasury Stock                                                             (645)
      153 common shares stated at cost

Additional paid-in-capital                                              527,991

Retained Earnings Since April 1, 1997                                 3,247,830
                                                                    -----------

      Total Stockholders' Equity                                      4,177,930
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 6,786,298
                                                                    ===========

            See notes to consolidated unaudited financial statements.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                Consolidated Unaudited Statements of Operations

                                                    For the Three Months Ended        For the Six Months Ended
                                                             June 30,                         June 30,
                                                       1998            1997            1998             1997
                                               -----------------------------------------------------------------

Net sales                                        $  3,928,469   $  4,035,911     $  6,844,984      $  6,860,586

Cost of sales                                       2,658,519      2,843,325        4,810,234         4,915,695
                                               -----------------------------------------------------------------

Gross profit                                        1,269,950      1,192,586        2,034,750         1,944,891

Selling, general and administrative expenses          861,686        801,388        1,445,717         1,363,855
                                               -----------------------------------------------------------------

Income from operations before interest                408,264        391,198          589,033           581,036

Interest expense - net                                 72,562        143,443          120,480           277,775
                                               -----------------------------------------------------------------

Net Earnings                                     $    335,702   $    247,755     $    468,553      $    303,261
                                               =================================================================


EARNINGS (LOSS) PER COMMON SHARE
   SHARE-BASIC & DILUTED

Net Earnings                                     $       0.07   $       0.06     $       0.10      $       0.08
                                               =================================================================


Basic weighted average shares
  used in computation                               4,855,706      4,203,017        4,828,300         3,865,176

Diluted weighted average shares
  used in computation                               4,956,040      4,203,017        4,928,634         3,865,176

            See notes to consolidated unaudited financial statements.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                 Consolidated Unaudited Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997

                                                                     1998        1997
                                                                  ------------------------
Cash Flows from operating activities:
    Net income                                                       $468,553    $303,261
Adjustments to reconcile net operating profit to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                     185,140     291,810
    Provision for losses on accounts receivable                           115           0
    (Increase) in accounts receivable                                (201,370)   (657,594)
    (Increase) decrease in inventories                                (67,936)    (20,850)
    (Increase) decrease in prepaid expenses& other assets             (70,946)     18,725
    (Decrease) in accounts payable and accrued expenses              (102,510)    (72,226)
                                                                  ------------------------

    Net cash provided by (used in) operating activities               211,046    (136,874)
                                                                  ------------------------

Cash flows from investing activities:
    Decrease in mortgage note receivable                                1,801           0
    Purchase of fixed assets                                          (54,956)    (36,244)
    Decrease in other assets                                           33,293           0
    Redemption of investment                                           80,285           0
    Purchase of Intangible Assets (routes)                            (16,989)          0
                                                                  ------------------------

    Net cash provided by (used in) investing activities                43,434     (36,244)
                                                                  ------------------------

Cash flows from financing activities:
    Capital stock issued in payment of debt                                 0     420,000
    Proceeds from notes payable                                       300,000           0
    Repayment of notes payable                                       (304,500)   (203,521)
    Repayment of notes payable-related party                         (119,906)          0
    Repayment of long term debt                                       (63,022)          0
    Purchase of treasury stock                                              0     (52,663)
    Repayment of capital leases                                       (39,974)    (29,234)
                                                                  ------------------------

    Net cash provided by financing activities                        (227,402)    134,582
                                                                  ------------------------

Increase (decrease) in cash                                            27,078     (38,536)

Cash at beginning of period                                           228,945      82,194
                                                                  ------------------------

Cash at end of period                                                $256,023     $43,658
                                                                  ========================

Supplemental disclosure of cash flows information:

    Interest paid                                                    $119,778    $160,550

            See notes to consolidated unaudited financial statements.

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

      On December 30, 1994, the company acquired JR's Delis, Inc. ("JR") a Rhode Island based catering and distribution business. JR sold deli products to more than 600 convenience stores and retail outlets in Rhode Island, Massachusetts and Connecticut.

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

INVENTORIES

      Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  (CONTINUED)

      The intangible assets consist of $93,167 for trademark and proprietary technology licenses, $50,000 for import license, and $1,061,001 for Deli's catering routes which establish its rights to sell its products over an established series of stops. Amortization expense on intangibles was $34,417 for the six months ended June 30, 1998, while accumulated amortization was $562,006. The trademark and proprietary technology licenses are being amortized over 8 years while the import licenses are being amortized over 5 years and the cost of the routes are being amortized over their estimated economic life of 15 years. The excess cost over the fair value of assets (less liabilities) acquired is being amortized over 10 years. Goodwill at June 30, 1998, attributable entirely to CCI was $262,500. There was no impairment to goodwill or intangible assets at June 30, 1998.

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

MORTGAGE NOTES RECEIVABLE

      The Company has a mortgage note receivable related to the sale of CCI's former Mayville, Wisconsin cheese plant in the amount of $46,462, of which $3,790 is the current portion thereof. The mortgage bears interest at 7%, and has equal monthly payments of $581 through April 5, 2000, and a balloon payment of $39,538 on May 5, 2000.

PROVISION FOR DOUBTFUL ACCOUNTS

      The Company periodically reviews and adjusts its provision for bad debts to reflect its experience.

INVESTMENTS

      At June 31, 1998 the Company had 31,714 shares of Osicom Technologies. The market value of these shares, was $2.63 per share at June 30, 1998, resulting in a gain on the investment, which is not reflected in the financial statements, for the six months ended June 30, 1998. The Company anticipates liquidating the balance of the shares in an orderly fashion within the next 90 days.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  (CONTINUED)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts Payable and Accrued Expenses consist of:

           Trade Account Payable to E. Galbani        $    442,008
           Other Trade Accounts Payables                   804,033
           Other Accrued Expenses                          348,340
                                                     -------------

           TOTAL                                      $  1,594,381
                                                     =============

           No accrued expense exceeds 5% of total current liabilities.

LOANS PAYABLE

      At June 30, 1997 the Company had a $300,000 loan payable to a Bank. This loan, including interest, is due August 15, 1998. The loan is unsecured and bears interest at the prime rate plus 1 percent, which was 9.5% at June 30, 1998.

      Additionally, the Company had miscellaneous loans of $60,050, of which $20,500 does not bear interest and is payable on demand. These loans are unsecured. The imputed interest on the above loans has not been reflected in the financial statements due its immateriality.

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

NOTE 3 --INVENTORIES

      The components of inventories at June 30, 1998 were as follows:

    Raw         Finished         Repair
  Materials       Goods           Parts                Total
-------------- ------------- ----------------- -----------------------

   $88,375       $372,106        $51,689              $512,170
============== ============= ================= =======================

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4 -- PROPERTY AND EQUIPMENT - NET

      Property and equipment - net consisted of the following at June 30, 1998:

                                                                     Useful Life
                                                                     -----------
     Land                                        $   611,007
     Buildings                                     1,394,402            50 years
     Furniture & Equipment                         1,040,797        5 - 10 years
     Vehicles                                        493,419         5 - 7 years
     Leasehold Improvements                           40,551             5 years
     Equipment held for sale                          10,000
                                               --------------
          Total Cost                               3,590,176
     Less Accumulated Depreciation                   564,432
                                               ==============
          Net                                    $ 3,025,744
                                               ==============

      Depreciation and amortization on Property, Plant and Equipment is computed on a straight-line basis. The Property, Plant and Equipment includes $170,507 in fixed assets which were acquired using capital leases.

NOTE 5 -- NOTES PAYABLE - RELATED PARTIES

      The Company has a note payable related to the purchase of Deli in the amount of $206,250, $112,500 being the current portion thereof, which is being paid over four years and bears interest at the prime rate plus one percent.

      The Company has an unsecured note payable in the amount of $127,312, all of which is current. The balance of this note is being paid in 12 equal monthly installments and does not bear interest. The imputed interest on the note has not been reflected in the financial statements due its immateriality.

      In addition, the Company has an unsecured note payable to its Chairman in the amount of $25,000, which is payable on demand and does not currently bear interest. The imputed interest on the note has not been reflected in the financial statements due its immateriality.

NOTE 6 -- LONG-TERM DEBT

      CCI has a term loan with a bank in the amount of $141,600 to be paid $35,400 in 1998, $70,800 in 1999, and $35,400 in 2000. This loan bears interest at the prime rate plus one percent. CCI has pledged all of accounts receivable, inventories, real estate and equipment as collateral for this term loan.

      Deli has various long-term loans with varrying terms mainly for the purchase of equipment. These loans total $67,785to be paid $30,681 in 1998 and $37,104 in 1999. These loans are secured by the underlying equipment.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 -- CAPITAL LEASES

      The following is a schedule of future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments as of June 30, 1998:

                                                 Amount
          ----------------------------------------------

          1998                                 $ 35,786
          1999                                   63,073
          2000                                    4,118
          ----------------------------------------------

          Total minimum lease payments          102,977
          Less:  amount representing interest   (16,987)
          ----------------------------------------------

          Present value of net minimum lease
               payments including current
               maturities of $62,767           $ 85,990
                                             ===========

NOTE 8 -- INCOME TAXES:

      For the three months ended June 30, 1998, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards.

      The Company had NOL carryforwards of approximately $132,000 at June 30, 1998, which resulted in a Deferred Tax Asset of approximately $44,000. After applying the valuation allowance the Deferred Tax Asset was recorded at $-0- on the balance sheet at June 30, 1998.

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

      At June 30, 1998 their were 16.5 preferred shares outstanding all of which are convertible into common shares at the holders option.

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

      Mobile leases its 2,000 square foot USDA facility at 269 Greenville Avenue, Johnston, Rhode Island. This facility is leased from Giovanni and Lina Conti at a basic rent of $950 per month or $11,400 annually. The lease has a 2 year term expiring on September 1, 1999, renewable for an additional 2 years at a basic rent of $975 or $11,700 annually.

      The approximate minimum annual rental commitment is as follows:

          June 30, 1998
     ---------------------------
                                         Rental

                                Lakewood, NJ  Johnston, RI
                                ---------------------------
                1998                 $39,856        $5,700
                1999                  53,141         7,600
                                ---------------------------

                                     $92,997       $13,300
                                ===========================

      Rent expense for the six months ended June 30, 1998 and 1997 were approximately $45,556 and $39,856, respectively.

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

      The foregoing does not purport to be a complete statement of all terms and conditions contained in the Agreement. Reference is made to Exhibit 10(ad) incorporated by reference to the Company's December 31, 1997 Form 10-KSB for all terms and conditions of the Agreement.

Item 2.  Management's Discussion and Analysis

      Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes which are contained herein.

Results of Operations for the Three Months Ended June 30, 1998 and 1997

      Net sales for the three months ended June 30, 1998 were $3,928,469 compared with $4,035,911 for the same period in 1997, a decrease of 3%. This reduction is primarily a result of the elimination of unprofitable product lines. The Company generated gross profit of $1,269,950 or 32.3% in the first quarter of 1998 verses $1,192,586 or 29.5% in the first quarter of 1997. This is the result of management's continued elimination of unprofitable product lines.

      Selling, general and administrative expenses were $861,686 and $801,388 in the first quarter of 1998 and 1997, respectively. This represents an increase of $60,298, which is in line with an increase in administrative costs. Management expects gross margins to improve as the Company begins to integrate acquisitions and take advantage of the combined economies of scale and to some degree the launching of new products. However, there can be no assurance that any such improvements in the margins will be achieved.

      The Company reported no provision for income taxes for the quarter ended June 30, 1998 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

      Net earnings for the three months ended June 30, 1998 was $335,702, verses $247,755 in the same period in 1997. Earnings per common share were $0.07 in the first quarter of 1998 versus $0.06 in the prior years same period on diluted weighted average shares of 4,956,040 and 4,203,017, respectively.

Results of Operations for the Six Months Ended June 30, 1998 and 1997

      Net sales for the six months ended June 30, 1998 were $6,844,984 compared with $6,860,586 for the same period in 1997, a minimal decrease resulting from the continued elimination of unprofitable product lines. The Company generated gross profit of $2,034,750 or 29.7% in the first half of 1998, verses $1,944,891 or 28.4% in the first half of 1997. This is again the result of the elimination of unprofitable product lines.

      Selling, general and administrative expenses were $1,445,717 and $1,363,855 in the first half of 1998 and 1997, respectively. This represents an increase of $81,862, which is in line with an increase administrative costs. Management expects gross margins to improve as the Company begins to integrate acquisitions and take advantage of the combined economies of scale and to some degree the launching of new products. However, there can be no assurance that any such improvements in the margins will be achieved.

      The Company reported no provision for income taxes for the six months ended June 30, 1998 as the Company's operating earnings were offset by Net Operating Loss carryforwards.

      Net earnings for the six months ended June 30, 1998 was $468,553, verses $303,261 in the same period in 1997. Earnings per common share were $0.10 in the first half of 1998 versus $0.08 in the prior years same period on diluted weighted average shares of 4,928,634 and 3,865,176, respectively.

Liquidity and Capital Resources

      The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.

      At June 30, 1998 the Company had a net worth of $4,177,930 compared with $2,179,439 (adjusted to reflect the quasi-reorganization effected April 1, 1997) at June 30, 1997. This increase is the result of operating earnings and the settlement of certain bank debt in December of 1997

      The Company has a limited requirement for capital expenditures in the immediate future. CCI's factoring arrangement has adequate availability to provide working capital to support sales growth in that division. Mobile owns real estate with a market value of approximately $1,000,000 against which there are no loans or liens. This asset provides adequate collateral to support borrowing for working capital needs in that subsidiary.

      Additionally, the Company has a loan outstanding with a bank, with a current balance of $300,000 at the prime rate plus 1 percent. This loan is to be repaid during the next six months.

      Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

Seasonality

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year.

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

Year 2000 Readiness

      Management has reviewed the possible effects of the Year 2000 problem in so far as it relates to the Company; and has determined that the Company is currently utilizing Year 2000 compatible equipment and software. The Year 2000 problem will therefore not have a material effect on the operations of the Company.

      Management believes that the Company is adequately prepared for the year 2000, however, as a contingency management periodically reviews any factors which might change the Company's state of readiness, for which the risks are minimal. Management does not believe that there will be any material costs associated with Year 2000 issues.

Forward Looking Statements

      The matters discussed in this Item 2 may contain forward-looking statements that involve risk and uncertainties. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors, including without limitation the presence of competitors with broader product lines and greater financial resources; intellectual property rights and litigation, needs of liquidity; and the other risks detailed from time to time in the company's reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

      (a)   Exhibits

      (b)   Reports filed on Form 8K

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized


                                                 SARATOGA BRANDS INC.
                                          ---------------------------------
                                                    (Registrant)


Date: August 13, 1998                     By:   /s/ Scott G. Halperin
                                                ---------------------------
                                                Scott G. Halperin
                                                Chairman
                                                Chief Executive Officer


Date: August 13, 1998                     By:   /s/ Bernard F. Lillis, Jr.
                                                ---------------------------
                                                Bernard F. Lillis, Jr.
                                                Chief Financial Officer
                                                Principal Accounting Officer
                                                Treasurer