Form 10QSB
period 1998-09-30
SARATOGA BRANDS INC
filed 1998-11-13
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT OF 1934

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

                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X.. No......

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1998

        Title of Each Class                  Number of Shares Outstanding
Common Stock, $.001 par value per share               4,851,206

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Unaudited Balance Sheet at
            September 30, 1998                                    3-4


         Consolidated Unaudited Statements of Income
            for the Three and Nine Months Ended
            September 30, 1998 and 1997                           5


         Consolidated Unaudited Statements of
            Cash Flows for the Nine  Months Ended
            September 30, 1998 and 1997                           6


         Notes to Consolidated Unaudited Financial Statements     7-14


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations         15-18



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                         19

PART 1 - Financial Information

         ITEM 1. Financial Statements

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Unaudited Balance Sheet
                               September 30, 1998

          ASSETS
Current Assets:
         Cash                                                         $  325,650

         Accounts receivable net of allowance for doubtful accounts
              of $77,875                                               1,356,607

         Current portion of mortgage note receivable                       3,858

         Investments                                                      74,330

         Inventories                                                     511,741

         Prepaid expenses and other current assets                       228,510
                                                                      ----------

              Total current assets                                     2,500,696

Long term mortgage note receivable                                        41,688


Property and equipment - net                                           3,092,385


Other assets                                                             139,958


Intangible assets                                                      1,169,751


Excess of cost over fair value of assets acquired                        255,000
                                                                      ----------

         TOTAL ASSETS                                                 $7,199,478
                                                                      ==========

            See notes to consolidated unaudited financial statements.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                Consolidated Unaudited Balance Sheet (continued)
                               September 30, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
Current Liabilities:
         Accounts payable and accrued expenses                       $ 1,237,375

         Loans Payable                                                   220,500

         Current portion of capital leases payable                        30,658

         Current portion of long-term debt                               316,284
                                                                     -----------

           Total current liabilities                                   1,804,817

Long-term debt                                                           831,225

Capital leases payable                                                     7,735
                                                                     -----------

         Total liabilities                                             2,643,777
                                                                     -----------

Commitments

         STOCKHOLDERS' EQUITY
Preferred stock                                                          397,898
         Class A participating convertible preferred shares,
         $1 par value, stated at liquidation value, authorized
         200 shares of which 16.5 shares are issued and outstanding

Common stock                                                               4,851
         Par value $.001 - 25,000,000 shares authorized,
         4,851,206 shares issued and outstanding

Treasury Stock                                                             (645)
         153 common shares stated at cost

Additional paid-in-capital                                               522,916

Retained Earnings Since April 1, 1997                                  3,630,681
                                                                     -----------

         Total Stockholders' Equity                                    4,555,701
                                                                     -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 7,199,478
                                                                     ===========

            See notes to consolidated unaudited financial statements.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Consolidated Unaudited Statements of Income

                              For the Three Months        For the Nine Months
                               Ended September 30,          Ended September 30,
                               1998           1997         1998          1997
                           -----------------------------------------------------
Net sales                  $ 3,361,014   $ 3,514,903   $10,205,998   $10,375,489

Cost of sales                2,361,293     2,724,284     7,171,527     7,639,979
                           -----------------------------------------------------
Gross profit                   999,721       790,619     3,034,471     2,735,510

Selling, general and
   administrative expenses     568,436       475,261     2,014,153     1,839,116
                           -----------------------------------------------------

Income from operations
   before interest             431,285       315,358     1,020,318       896,394

Interest expense                48,434        18,706       168,914       296,481
                           -----------------------------------------------------

Net Earnings               $   382,851   $   296,652   $   851,404   $   599,913
                           =====================================================


EARNINGS PER COMMON SHARE
   SHARE-BASIC & DILUTED

Net Earnings               $      0.08   $      0.07   $      0.18   $      0.15
                           =====================================================

Basic weighted
average shares               4,854,336     4,023,931     4,837,074     3,917,354

Diluted weighted
average shares               4,954,670     4,023,931     4,860,886     3,917,354



            See notes to consolidated unaudited financial statements.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                 Consolidated Unaudited Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997

                                                           1998          1997
                                                     ---------------------------
Cash Flows from operating activities:
     Net income                                      $   851,404    $   599,913
Adjustments to reconcile net operating profit
         to net cash provided by (used in)
         operating activities:
     Income on sale of fixed assets                            0        (55,000)
     Depreciation and amortization                       283,751        431,045
     Provision for losses on accounts receivable            (125)             0
     (Increase) in accounts receivable                  (422,128)      (952,556)
     (increase) decrease in investment                         0      1,209,800
     (Increase) decrease in inventories                  (67,507)        (9,711)
     (Increase) decrease in prepaid expenses &
        other assets                                    (158,886)       177,067
     (Decrease) in accounts payable and
        accrued expenses                                (459,516)      (446,843)
                                                     ---------------------------
     Net cash provided by (used in)
        operating activities                              26,993        953,715
                                                     ---------------------------
Cash flows from investing activities:
     Decrease in mortgage note receivable                  2,717              0
     Purchase of fixed assets                           (195,050)       (97,097)
     Decrease in other assets                             21,827              0
     Sale of idle equipment                                    0         55,000
     Redemption of investment                             80,285              0
                                                     ---------------------------
     Net cash provided by (used in) investing
        activities                                       (90,221)       (42,097)
                                                     ---------------------------
Cash flows from financing activities:
     Capital stock issued in payment of debt                   0        420,000
     Proceeds from long term debt                        750,000              0
     Proceeds from notes payable                               0        362,000
     Repayment of notes payable                         (144,050)      (952,351)
     Repayment of long term debt                        (353,366)             0
     Purchase and retirement of treasury stock            (5,080)      (781,163)
     Repayment of capital leases                         (87,571)       (40,186)
     Capital leasing transactions                              0         16,000
                                                     ---------------------------
     Net cash provided by financing activities           159,933       (975,700)
                                                     ---------------------------
Increase (decrease) in cash                               96,705        (64,082)

Cash at beginning of period                              228,945         82,194
                                                     ---------------------------

Cash at end of period                                $   325,650    $    18,112
                                                     ===========================
Supplemental disclosure of cash flows information:

     Interest paid                                   $   161,372    $   214,615

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

         The intangible assets consist of $83,851 for trademark and proprietary technology licenses, $45,000 for import license, and $1,040,900 for Deli's catering routes which establish its rights to sell its products over an established series of stops. Amortization expense on intangibles was $103,250 for the nine months ended September 30, 1998, while accumulated amortization was $596,424. The trademark and proprietary technology licenses are being amortized over 8 years while the import licenses are being amortized over 5 years and the cost of the routes are being amortized over their estimated economic life of 15 years. The excess cost over the fair value of assets (less liabilities) acquired is being amortized over 10 years. Goodwill at September 30, 1998, attributable entirely to CCI was $255,000. There was no impairment to goodwill or intangible assets at September 30, 1998.


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


MORTGAGE NOTES RECEIVABLE

         The Company has a mortgage note receivable related to the sale of CCI's former Mayville, Wisconsin cheese plant in the amount of $45,546, of which $3,858 is the current portion thereof. The mortgage bears interest at 7%, and has equal monthly payments of $581 through April 5, 2000, and a balloon payment of $39,538 on May 5, 2000.

PROVISION FOR DOUBTFUL ACCOUNTS

         The Company periodically reviews and adjusts its provision for bad debts to reflect its experience.


INVESTMENTS

         At September 30, 1998 the Company had an investment in marketable securities having a market value of $74,330 at September 30, 1998. The Company anticipates liquidating the balance of the investment in an orderly fashion within the next 90 days.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts Payable and Accrued Expenses consist of:


         Trade Account Payable to E. Galbani   $   322,528
         Other Trade Accounts Payables             826,450
         Other Accrued Expenses                     88,397
                                               -----------

         TOTAL                                 $ 1,237,375
                                               ===========

          No accrued expense exceeds 5% of total current liabilities.


LOANS PAYABLE

         At September 30, 1998 the Company had a $200,000 loan payable to a Bank. This loan is payable in monthly installments of $50,000 plus interest on the first day of each month through January 1, 1999. The loan is unsecured and bears interest at the prime rate plus 1 percent, which was 9.5% at September 30, 1998.
         Additionally, the Company has a miscellaneous loan of $20,500, which does not bear interest and is payable on demand. The loan is unsecured. The imputed interest on the above loan has not been reflected in the financial statements due its immateriality.

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

NOTE 3 --INVENTORIES

 The components of inventories at September 30, 1998 were as follows:

                Raw        Finished      Repair
              Materials      Goods       Parts       Total
           ------------------------------------------------

              $61,031      $399,021     $51,689    $511,741
           ================================================

NOTE 4 -- Property and equipment - net

Property and equipment - net consisted of the following at September 30, 1998:

                                             Useful Life
                                             -----------
             Land                            $  611,007
             Buildings                        1,394,402   50 years
             Furniture & Equipment            1,174,111   5 - 10 years
             Vehicles                           492,918   5 - 7 years
             Leasehold Improvements              45,401   5 years
                                             ------------

                  Total Cost                  3,717,839
             Less Accumulated Depreciation      625,454
                                             ============
                  Net                        $3,092,385
                                             ============


         Depreciation and amortization on Property, Plant and Equipment is computed on a straight-line basis. The Property, Plant and Equipment includes $298,170 in fixed assets which were acquired using capital leases.


NOTE 5 - LONG-TERM DEBT

         The Company has a note payable related to the purchase of Deli in the amount of $178,125, $112,500 being the current portion thereof, which is being paid over four years and bears interest at the prime rate plus one percent.

         The Company has an unsecured note payable in the amount of $95,484, all of which is current. The balance of this note is being paid in 9 equal monthly installments and does not bear interest. The imputed interest on the note has not been reflected in the financial statements due its immateriality.

         CCI has a term loan with a bank in the amount of $123,900 to be paid $17,700 in 1998, $70,800 in 1999, and $35,400 in 2000. This loan bears interest at the prime rate plus one percent. CCI has pledged all of accounts receivable, inventories, real estate and equipment as collateral for this term loan.

         Deli has a term loan with a bank in the amount of $750,000 to be paid $9,375 in 1998, $37,500 in 1999, $37,500 in 2000, $37,500 in 2001, $37,500 in
2002 and $590,625 in 2003. The loan bears interest at 8% per annum. The loan is secured by a first mortgage on the Deli King real estate in West Warwick, Rhode Island.

NOTE  6 -- CAPITAL LEASES

         The following is a schedule of future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments as of September 30, 1998:

                                                   Amount
             --------------------------------------------

             1998                                $ 36,790
             1999                                   9,282
             --------------------------------------------

             Total minimum lease payments          46,072
             Less:  amount representing interest   (7,679)
             --------------------------------------------

             Present value of net minimum lease
               payments including current
               maturities of $30,658             $ 38,393
             ============================================



NOTE 7 -- Income Taxes:

         For the three months ended September 30, 1998, the Company had no provision for income taxes due to the utilization of net operating loss ("NOL") carryforwards.


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

         The Company has reserved, in aggregate, 509 common shares for possible future issuance to Preferred Stockholders in the event of conversion.
         At September 30, 1998 their were 16.5 preferred shares outstanding all of which are convertible into common shares at the holders option.


NOTE 9 -- COMMITMENTS

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

         The approximate minimum annual rental commitment is as follows:

               September 30, 1998
               ------------------
                                         Rental

                            Lakewood, NJ        Johnston, RI
                            --------------------------------
                 1998         $19,928              $2,850
                 1999          53,141               7,600
                            --------------------------------

                              $73,069             $10,450
                            ================================



         Rent expense for the nine months ended September 30, 1998 and 1997 were approximately $68,334 and $60,734, respectively.


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

Results of Operations for the Three Months Ended September 30, 1998 and 1997

         Net sales for the three months ended September 30, 1998 were $3,361,014 compared with $3,514,903 for the same period in 1997, a decrease of 4.4%. This reduction is primarily a result of the elimination of unprofitable product lines. The Company generated gross profit of $999,721 or 29.7% in the third quarter of 1998 verses $790,619 or 22.5% in the third quarter of 1997. This is the result of management's continued elimination of unprofitable product lines.
         Selling, general and administrative expenses were $568,436 and $475,261 in the third quarter of 1998 and 1997, respectively. This represents an increase of $93,175, which is in line with an increase in administrative costs. Management expects gross margins to improve as the Company begins to integrate acquisitions and take advantage of the combined economies of scale and to some degree the launching of new products. However, there can be no assurance that any such improvements in the margins will be achieved.
         The Company reported no provision for income taxes for the quarter ended September 30, 1998 as the Company's operating earnings were offset by Net Operating Loss carryforwards.
         Net earnings for the three months ended September 30, 1998 was $382,851, verses $296,652 in the same period in 1997. Earnings per common share were $0.08 in the third quarter of 1998 versus $0.07 in the prior years same period on diluted weighted average shares of 4,954,670 and 4,860,886, respectively.

Results of Operations for the Nine Months Ended September 30, 1998 and 1997

         Net sales for the nine months ended September 30, 1998 were $10,205,998 compared with $10,375,489 for the same period in 1997, a minimal decrease resulting from the continued elimination of unprofitable product lines. The Company generated gross profit of $3,034,471 or 29.7% in the first nine months of 1998, verses $2,735,510 or 26.4% in the first nine months of 1997. This is again the result of the elimination of unprofitable product lines.
         Selling, general and administrative expenses were $2,014,153 and $1,839,116 in the first nine months of 1998 and 1997, respectively. This represents an increase of $175,037, which is in line with an increase in administrative costs. Management expects gross margins to improve as the Company begins to integrate acquisitions and take advantage of the combined economies of scale and to some degree the launching of new products. However, there can be no assurance that any such improvements in the margins will be achieved.
         The Company reported no provision for income taxes for the nine months ended September 30, 1998 as the Company's operating earnings were offset by Net Operating Loss carryforwards.
         Net earnings for the nine months ended September 30, 1998 was $851,404, verses $599,913 in the same period in 1997. Earnings per common share were $0.18 in the first nine months of 1998 versus $0.15 in the prior years same period on diluted weighted average shares of 4,860,886 and 3,917,354, respectively.

Liquidity and Capital Resources

         The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.
         At September 30, 1998 the Company had a net worth of $4,555,701 compared with $2,476,091 (adjusted to reflect the quasi-reorganization effected April 1, 1997) at September 30, 1997. This increase is the result of operating earnings and the settlement of certain bank debt in December of 1997
         The Company has a limited requirement for capital expenditures in the immediate future. CCI's factoring arrangement has adequate availability to provide working capital to support sales growth in that division. Mobile owns real estate with a market value of approximately $1,000,000 against which there exists a mortgage in the amount of $750,000. See Note 5 to the consolidated unaudited financial statements for a complete description of the mortgage. This asset provides adequate collateral to support borrowing for working capital needs in that subsidiary.
         Additionally, the Company has a loan outstanding with a bank, with a current balance of $200,000 at the prime rate plus 1 percent. This loan is to be repaid during the next 4 months.
         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

Seasonality

         The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year.

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

Year 2000 Readiness

         The Company has implemented a program to assess mitigate and remediate the potential impact of the "Year 2000" problem throughout the Company. A "Year 2000" problem will occur where date-sensitive software uses two digit date fields, sorting the Year 2000 ("00") before the year 1999 ("99"). The Year 2000 problem can arise in hardware, software, or any other equipment or process that uses embedded software or other technology. The failure of such systems to properly recognize dates after December 31 1999 could result in data corruption and processing errors.
         Management has reviewed the possible effects of the Year 2000 problem in so far as it relates to the Company; and has determined that the Company is currently utilizing Year 2000 compatible equipment and software. The Year 2000 problem will therefore not have a material effect on the operations of the Company.
         In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, and based on currently available information does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as `to such third parties' future compliance status and its potential effect on the Company. The Company believes there exists a sufficient number of suppliers of raw material for its business so that if any supplier is unable to deliver raw materials due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to the Company's operations. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources in a timely way or on terms comparable with that of its current suppliers.

         The information set forth in the preceding three paragraphs constitutes a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271, signed into law October 19, 1998).
         The preceding "Year 2000 Issue" discussion contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These
forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Issue" discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation the Company's belief that its internal systems are Year 2000 compliant. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date-sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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




Date:  November 13, 1998                      By: /s/ Scott G. Halperin
                                                  --------------------------
                                                  Scott G. Halperin
                                                  Chairman
                                                  Chief Executive Officer




Date:    November 13, 1998                    By: /s/ Bernard F. Lillis, Jr.
                                                  ---------------------------
                                                  Bernard F. Lillis, Jr.
                                                  Chief Financial Officer
                                                  Principal Accounting Officer
                                                  Treasurer