Form 10KSB/A
period 1997-12-31
SARATOGA BRANDS INC
filed 1999-03-16
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

      Selling, general and administrative expenses were $2,347,937 and $3,348,661 in 1997 and 1996, respectively. This represents a reduction of $1,000,724 or 29.9%. This reduction is the result of a streamlining of the operations at all levels of the Company, as well as the elimination of product lines, which generate an excessive amount of operating costs.

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

      The earnings from operations for the year ended December 31, 1997 was $682,108, verses $113,842 in 1996. Additionally, the Company had earnings from the forgiveness of a debt due five banks in the amount of $2,154,820 in 1997 and a loss from discontinued operations of ($2,144) and ($973,469) in 1997 and 1996, respectively. Net earnings were $2,834,784 in 1997 versus a loss of ($859,627) in 1996. Earnings per common share were $0.72 in 1997 versus a loss of ($0.42) in 1996 on diluted weighted average shares of 3,957,141 and 2,093,228 in 1997 and 1996, respectively.

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                         For the Year Ended
                                                             December 31,
                                                        1997            1996
                                                     ===========================
Net sales                                            $13,712,800   $ 14,694,985

Cost of sales                                         10,089,939     10,496,975
                                                     ---------------------------
Gross profit                                           3,622,861      4,198,010

Selling, general and administrative
   expenses (Note 12)                                  2,347,937      3,348,661

Amortization of excess of cost over fair
   value of assets acquired                               67,712        193,865
                                                     ---------------------------
Income from operations before interest                 1,207,212        655,484

Interest expense - net                                   525,104        541,642
                                                     ---------------------------
Earnings from operations                                 682,108        113,842

Earnings (loss) from discontinued business                (2,144)      (973,469)

Extraordinary Item - Earnings From Forgiveness
   of Debt, Net of taxes                               2,154,820
                                                     ---------------------------
Net Earnings (loss)                                  $ 2,834,784   ($   859,627)
                                                     ===========================

EARNINGS (LOSS) PER COMMON SHARE

BASIC

Earnings from continuing operations                        $0.17          $0.05
(Loss) earnings from discontinued business                  0.00          (0.47)
Extraordinary Item - Earnings From
   Forgiveness of Debt, Net of taxes                        0.55           0.00
                                                     ---------------------------
Total Earnings (loss) per share                            $0.72         ($0.42)
                                                     ===========================
Basic weighted average shares used in computation      3,956,925      2,093,228

DILUTED

Earnings from continuing operations                        $0.17          $0.05
(Loss) earnings from discontinued business                  0.00          (0.47)
Extraordinary Item - Earnings From
   Forgiveness of Debt, Net                                 0.55           0.00
                                                     ---------------------------
Total Earnings (loss) per share                            $0.72         ($0.42)
                                                     ===========================
Diluted weighted average shares used in computation    3,957,141      2,093,228

The accompanying notes to the consolidated financial statements are an integral part hereof.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1997 and 1996

                                                          1997          1996
                                                      -------------------------
Cash Flows from operating activities:
     Net income (loss)                                $ 2,834,784   ($  859,009)
Adjustments to reconcile net operating profit
        to net cashprovided by (used in)
        operating activities:
     Depreciation and amortization                        381,160       321,418
     Forgiveness of debt                               (2,154,820)            0
     Provision for losses on accounts receivable            7,190        21,771
     Gain on sale of unused equipment                           0        95,977
     Issuance of common stock for services                      0        56,972
     (Increase) decrease in accounts receivable          (252,716)      466,942
     Decrease in inventories                               29,111       670,200
     Decrease in prepaid expenses                         278,597       378,794
     Decrease (increase) in accounts
        payable and accrued expenses                      487,243    (1,173,823)
                                                      -------------------------
     Net cash provided by (used in)
        operating activities                            1,610,549       (21,376)
                                                      -------------------------
Cash flows from investing activities:
     Increase in mortgage notes receivable                (48,263)            0
     Decrease in note receivable related parties          167,863             0
     Purchase of fixed assets                            (127,191)   (2,179,017)
     Decrease in other assets                              80,232       107,751
     Cash received in business acquisitons                      0         7,381
     Redemption of investment                           1,209,800             0
     Purchase of Investment                              (154,615)   (1,209,800)
     Purchase of Intangible Assets (routes)              (234,468)     (312,195)
                                                      -------------------------
     Net cash provided by (used in)
        investing activities                              893,358    (3,585,880)
                                                      -------------------------
Cash flows from financing activities:
     Increase in loans payable                            364,550       (16,871)
     Repayment of notes payable                                 0      (773,674)
     Repayment of long term debt                         (966,858)            0
     Common Stock Issued in settlement of debt            123,438
     Proceeds from notes payable-related party            215,968       551,093
     Repayment of notes payable-related party            (112,500)     (176,093)
     Proceeds from stock transactions                           0     4,130,000
     Purchase of treasury stock                        (1,938,300)            0
     Proceeds from capital leasing transactions            16,000       264,403
     Repayment of capital leases                          (59,454)     (293,086)
                                                      -------------------------
     Net cash provided by financing activities         (2,357,156)    3,685,772
                                                      -------------------------
Increase (decrease) in cash                               146,751        78,516

Cash at beginning of year                                  82,194         3,678
                                                      -------------------------
Cash at end of year                                   $   228,945   $    82,194
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

      Subsequent to the March 31, 1997 quarter end the Company reviewed its financial position as well as the presentation of its balance sheet. The Company further reviewed its future prospects for profitability, and determined that the Company could reasonably anticipate profitability for the foreseeable future. Additionally, the Company believes that a restatement balance sheet would improve the Company's ability to raise capital through both debt and equity. These and other reasons lead the Company to the decision that it would be advantageous to restate its balance sheet, revalue its assets to fair value, and eliminate its retained deficit. In revaluing the Company's assets the Company reduced its carrying value of goodwill by reviewing the undiscounted future cash flows of the Company. (See Note 2 - GOODWILL)

      This procedure resulted in a reduction in the Company's carrying value of its goodwill in the amount of $8,023,460, which has been accounted for as a direct shareholders' equity transaction, rather than as a result of operations. Further, the Company's accumulated deficit as of April 1, 1997 ($20,956,422) has been eliminated against Paid-in Capital in Excess of Par Value. This procedure effectively eliminated the retained deficit at each of the Company's business segments. This Quasi-Reorganization was confirmed by shareholder approval at the annual meeting of the Company's shareholders on June 8, 1998.

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

NOTE 13 -- RESTATEMENT OF FINANCIAL STATEMENTS

      The financial Statements for the Year Ended December 31, 1997 have been restated to reflect the reclassification of approximately $450,281 of Interest Expense forgiven by the banks from "Extraordinary Item-Earnings from Forgiveness of Debt" to current operations. The restatement does not change the Net Earnings for the period previously reported.

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