Form 10KSB
period 1998-12-31
SARATOGA BRANDS INC
filed 1999-04-15
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
[ ]
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-19721
                              SARATOGA BRANDS INC.
                 (Name of small business issuer in its charter)

         New York                                    13-3413467
(State or other jurisdiction               (IRS Employer identification no.)
of incorporation  or  organization)

   1835 Swarthmore Avenue, Lakewood, New Jersey          08701
    (Address of principal executive offices)          (Zip Code)

                                  (732) 363-3800
                           (Issuer's telephone number)
                        ---------------------------------
 Securities registered under section 12(b) of the Exchange Act:

 Title of each class                  Name of each exchange on which registered
_______________________________      __________________________________________
_______________________________      __________________________________________

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.X. No...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:
Revenues for the fiscal year ended December 31, 1998 were $12,754,266

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

The aggregate market value of the voting stock held by non-affiliates as of March 31, 1999 was $3,475,072.

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

     Title of Each Class                       Number of Shares  Outstanding
Common Stock, $.001 par value per share       5,046,661 (as of March 31, 1999)

                       DOCUMENTS INCORPORATED BY REFERENCE
     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Transitional Small Business Disclosure Format (Check one): Yes ____; No__X__

PART 1

Item 1.  Business

         Description of business

     Saratoga Brands Inc. (the "Company") is a New York corporation, headquartered in Lakewood, New Jersey. The Company has two principal business lines: (i) producing and importing specialty cheeses and Italian foods (the "cheese business") and (ii) producing and distributing delicatessen and snack foods to mobile caterers, vending companies, wholesale distributors and institutions (the "deli business"). In July 1996, Saratoga formed Mobile Caterers, Inc. ("Mobile") and contributed all of the stock of the two subsidiaries which operate the deli business, Deli King, Inc. ("Deli King") and JR's Delis, Inc. ("JR's"), to Mobile.
     The Company's cheese business, Cucina Classica Italiana, Inc. ("CCI"), engaged in the production, importation and distribution of premium cheeses and Italian foods, is located at the Company's headquarters in Lakewood, New Jersey.
     Mobile operates in a 28,000 square foot facility located in West Warwick, Rhode Island. From this facility, often referred to as a commissary, Mobile produces "prepared foods" such as sandwiches, soups, salads, pasta, baked goods and other entrees, and distributes these products along with delicatessen and other food items such as snacks and beverages. Mobile sells these products to mobile catering truck customers, vending companies, wholesale distributors and institutions; and additionally provides support services to its mobile catering truck customers. The mobile catering and wholesale division's of Mobile generate approximately 75% and 25%, respectively, of Mobile's revenues.

         Products

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

     CCI markets Italian specialty and Greek-style Feta cheeses. Bel Paese(R) is a semi-soft natural cheese, manufactured in 5 lb. bulk wheels and 6 oz. mini wheels, In reply to: several flavors such as Basil and Sun-dried Tomatoes. Greek-style Feta cheese and Feta flavored with dill, oregano, sun-dried tomatoes and basil, and with peppercorn are produced in random and in exact weight portions. Freshly grated and shredded Romano and Parmesan cheeses are also produced by CCI and are sold both in bulk for institutional use and in consumer-sized cups. Dry grated Parmesan and Romano are available in canisters under the Cucina Classica Italiana(R) brand. CCI produces annually approximately 300,000 pounds of Bel Paese(R) and 150,000 pounds of Feta.

     Galbani(R) Mascarpone and Bel Paese(R) Medallions are CCI's imported products. 750,000 pounds of Galbani Mascarpone, a specialty dessert cheese was imported in 1998. CCI imports more than 50% of the nation's imported Mascarpone sales. In 1998 the company imported 250,000 pounds or approximately four and one half million individual medallions of Bel Paese Process Medallions, a soft, spreadable cheese.
     Prosciutto di Parma and Gorgonzola Dolcelatte(R), the Italian blue-mold cheese, round out the line with 1998 imports of 35,000 pounds and 55,000 pounds, respectively.
     From other Italian exporters, CCI also imports Parmigiano Reggiano, Grana Padano, and Pecorino Romano which are sold in whole wheels, pre-cut portions or freshly grated in deli cups.
     The Mobile Catering and Wholesale Business. Mobile produces approximately seventy percent of the prepared foods sold by the Company, and this production consists of approximately 60% sandwiches and 40% soup, pasta or other entrees. Sandwiches are produced fresh daily based on previous day orders from the mobile catering customers and weekly orders from the vending and wholesale customers. Each sandwich is produced individually as part of a production run by sandwich type, using recipes developed by the Company, to ensure the consistency of proper quantity and quality of ingredients.
     Soups, pastas and other entrees are prepared in bulk and then packaged in individual portion size containers. The in-house prepared food products provide the largest profit margin of the Company's products. The bulk of the remaining 30% of the prepared foods are purchased from third parties and are frozen. These frozen items provide the Company's second largest profit margin.

     The Company's bakery produces approximately 80% of the pastries and Danish sold, with the remaining products originating from other local bakeries and larger local and national suppliers.
     The remaining products include beverages, snacks and candy. Beverage products include such national brands as Coca-Cola, 7-Up, Dr. Pepper and various others, including mineral waters, fruit juices, iced tea and hot tea and coffee.
     Mobile Catering Business - This division of Mobile derives revenues from three principal activities: the sale of prepared foods, snacks, beverages and supplies (ice, containers, plastic utensils, etc.); to independent catering operators; the operation of a mobile catering truck service facility and the rental of catering routes and trucks.
     The Company believes that approximately 65% of the area mobile catering truck operators obtain their goods from Mobile's West Warwick, Rhode Island facility. Mobile has operated in this area since 1985. Approximately 35% of Deli King's sales consist of products produced under one of the Company's brand names at the Company's kitchen and bakery. The remaining sales consist of approximately 15% third party prepared foods, 10% purchased snacks and 40% beverages. As is customary in the business, the mobile catering operators place orders at the end of each day to be picked up the following morning and paid primarily in cash.
     The mobile catering division's customers are all mobile catering operators. These mobile caterers include persons operating their own vehicles on their own routes; persons operating their own vehicles on routes rented from Mobile; and persons renting one of the 27 catering trucks owned by Mobile for use on their own routes or routes rented from Mobile. The mobile caterer must pay a fixed amount per week for routes rented from the Company and a weekly rental for the use of catering trucks owned by the Company. These operators are independent from the Company. Mobile served approximately 60 mobile catering trucks as of December 31, 1998.
     Mobile controls 26 catering routes which it "rents" to operators for a weekly fee. These controlled routes, which are also referred to as owned routes, represent an established series of regular stops served by the same vehicle. Each stop is usually a business where the employees depend on the caterer for their snacks, beverages or meals. In some areas, where the business is located some distance from any restaurant or market, the mobile caterer may be the only source of food and drink items during the workday.
     In addition to supplying the mobile caterers with food, drink and the related supplies, Mobile has a full service facility staffed with mechanics for the maintenance and repair of mobile catering vehicles and equipment. The facility is able to service and repair equipment used for mobile refrigeration, food warming and hot beverage brewing.

     Wholesale Business - This division of Mobile markets a significant number of the Catering division's products to vending companies, DSD operations, other commissaries, and in the upcoming year via the internet.
     The wholesale division is currently developing new products and or new sku's for sale to the club stores. Some of these products include Home Meal Replacement entrees, pizza, and pastries packaged for retail sale.

         New Products and Expansion

     CCI is continually seeking to expand its product line by either producing or importing new products.
     In late 1998, CCI developed a strategy to begin selling its current as well as additional product on the internet. CCI plans on marketing gourmet food baskets developed exclusively for sale to its customers. CCI anticipates a fully operational fully integrated Web Site where customers will have the ability to consummate purchases completely electronically by mid 1999.
     Mobile is constantly seeking new food and beverage products. The preponderance of advertising for such products, which is found in most types of media, creates consumer awareness of new items. The Company is constantly being approached by its suppliers with new products. As a member of the Mobile Independent Catering Association, the Company receives publications and attends trade shows, which present potential new products.
     At the present time, the Company's kitchen and bakery operate at capacities of approximately 35% and 20%, respectively. Management believes that the Company will maintain its current competitive position and that the mobile catering business can be expanded by opening additional distribution locations. Such satellite operations would be located beyond a 30-mile radius from the current facility. Any new locations would operate as distribution and service facilities where third party products would be warehoused. Prepared foods produced in the current kitchen and bakery would be shipped to any such new location. Management estimates that the production capacity of the current location can supply up to three satellite operations. While management believes implementation of such growth plans is feasible, no assurance can be given as to the success of any efforts to expand.

         Competitive Position

     The Cheese  Business  - CCI  maintains  a strong  presence  in the  Italian specialty food market. CCI provides point-of-sale materials to help product sell-through at the retail level and uses consumer and trade media increase product awareness nationwide.
     Mobile catering business - Management believes that Mobile has approximately 65% of the mobile catering business in the geographic area it serves. Maintenance of its customer base is dependent on the ability of Mobile to provide superior service and reliability. The underlying relationship of the mobile caterer with its customers is dependent on service, reliability (customers expect the catering trucks to arrive within a few minutes of the same time each day) and on product selection and quality. The Company employs route managers whose function is to review the performance of the mobile caterers as it relates to their service and reliability. The goal is to ensure that the Company's quality standards are kept at high levels.
     Management recognizes that some mobile caterers provide their own sandwiches and other entree items by preparing them in their home kitchens, and that they provide soft drinks, candy and other items by purchasing them from large discount retail outlets. Management believes that these caterers make up an insignificant percentage of the remaining 35% of the market. Management believes that substantially all of the remaining 35% of the mobile catering market are supplied by only one other commissary, Freeman's Catering in Providence, Rhode Island.
     Time is a valuable commodity to the mobile caterer. For that reason, drivers are limited in the distance they can travel from their route area to obtain their products. Management believes that for this reason the mobile caterer must choose between Mobile and its one major competitor. Due to the high cost of opening a new facility and the small number of persons with the expertise necessary for such an undertaking, there is little likelihood that another competitor will enter the market.

     Wholesale Business - The wholesale division will compete directly with other wholesalers of similar products. At this time the Company has not identified any competitors producing identical products to those we are either offering or anticipate offering in the future. The niche of the wholesale division will be to fill a gap in supplying fresh "Home Meal Replacement"(HMR) meals, as well as gourmet quality pastries, where little competition exists.

         Raw Materials

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

         Product Line Exclusivity License & Trademark Agreements

     CCI is the exclusive U.S. importer of the Galbani line of Italian specialty cheeses and pork products. Egidio Galbani, S.p.A. of Milan, Italy, is a major force in the European Dairy Market with an annual sales volume of about 2 billion dollars and is a subsidiary of GROUPE DANONE, with an annual sales volume of approximately 15 billion dollars.
     CCI has the exclusive right to import Galbani products into the U.S., and is the only company worldwide with the license to manufacture cheeses bearing the Galbani trademarks. The Product Exclusivity and License to Manufacture Agreements are granted in a contract which runs through the year 2000 when it will be subject to renewal. CCI is currently negotiating with Galbani to extend the agreement into the 21st century.
     CCI's trademarks are Cucina Classica Italiana(R), Classika(R) and Tal-Fino(R). CCI is currently applying for the trademark Classica and uses the
(TM) symbol to denote its application.
     Except for prepared foods and baked goods produced by and unique to the deli business, the deli business has no product line exclusivity or any trademarks under its control. The products produced by the deli business may use recipes slightly different than for those same products made elsewhere. However, this is a benefit in that the deli business sells generic, traditional foods, which must be prepared in a manner consistent with the common recipes for each type of dish.

         Government Regulations

     All of the Company's subsidiaries are subject to regulations of the U.S. Department of Agriculture (USDA) and The U.S. Food and Drug Administration
(FDA).
     The USDA establishes regulations for cheese identity and also oversees the importation of meat products into the U.S. The FDA regulates cheese labeling and has established strict guidelines regarding ingredients and nutritional information. The State of Rhode Island has jurisdiction over the activities of the deli business. Mobile is subject to federal, state and local health and food regulations. These regulations generally provide standards for sanitation, storage, food quality and grade, shelf lives and product labeling. Management strives to keep the deli business in full compliance with these regulations.
     On August 22, 1997 Mobile completed the purchase of a USDA certified processing operation in Johnston, Rhode Island, a short distance from its current operation. The purchase was completely funded through operating cash flows. This facility will produce meat products and HMR meals for Mobile. It is anticipated that the addition of these products will enhance Mobile's revenues, as well as increase Mobile's customer base.

         Research & Development

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

         Cost and Effects of Compliance with Environmental Laws

     The costs and effects of compliance with environmental laws are not material to our operations.

         Current Employees

     The company and its subsidiaries currently employ 48 persons of which 43 are full time.


Item 2.  Description of Property

     CCI leases a 20,000 square foot facility at 1835 Swarthmore Avenue, Lakewood, New Jersey 08701, of which approximately 3,000 square feet serves as office space. This facility serves as Saratoga and CCI's headquarters as well as a shredding and grating operation and warehouse. The facility is a fireproof high bay warehouse located on 3.5 acres with ample expansion potential. The warehouse contains 13,000 cubic feet of cooler space. This facility is leased at a basic rent of $6,642.68 per month or $79,712 annually. The lease has a five year term, which began in 1994, with no rent escalation and an option to renew for an additional five years at an annual rent of $91,975.
     Mobile owns a 28,000 square foot building on 3.88 acres in West Warwick, Rhode Island. The facility includes administrative and sales offices, warehouse, frozen and cold storage space, food production areas and equipment service bays.
     Mobile's leases its 2,000 square foot USDA facility at 269 Greenville Avenue, Johnston, Rhode Island. This facility is leased at a basic rent of $950 per month or $11,400 annually. The lease has a 2-year term expiring on September 1, 1999, renewable for an additional 2 years at a base rent of $975 per month or $11,700 annually.

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

                                           1998                     1997
                                       Common Shares           Common Shares
        Period                         High        Low         High        Low
                                    --------------------------------------------
January 1 - March 31                  2.68        1.25        3.93       1.6875

April 1 - June 30                     2.34        1.37        3.00       0.8438

July 1 - September 30                 1.96        0.81        1.50       0.8906

October 1 - December 31               1.37        0.81        1.56       0.8438



     As of March 31, 1999, there were approximately 240 holders of record of the Company's common stock.
     The Company has not paid a cash dividend on its common stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid. However, there are no restrictions on the payment of dividend, either by contract or regulation.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes which are contained in Item 7 herein.

     Results of Operations for the Years Ended December 31, 1998 and 1997

     Net sales for the year ended December 31, 1998 were $12,754,266 compared with $13,712,800 in 1997, a decrease of $958,534. This decrease is primarily a result of the abandonment of JR's operation. The Company generated gross profit of $3,003,253 or 23.5% in 1998, verses $3,622,861 or 26.4% in 1997. The decrease in gross profit margin was the result of the reduction in gross revenue thereby increasing fixed production costs as a percentage, as well as a shift in the product mix at CCI and a significantly large number of returns in the now abandoned operation.
     Selling, general and administrative expenses were $2,191,187 and $2,417,793 in 1998 and 1997, respectively. This represents a reduction of $226,606 or 9.4%. This reduction is the result of a streamlining of the operations at all levels of the Company, as well as the elimination of product lines.
     Management expects gross margins to improve as the Company begins to regain sales volume lost by the abandonment of JR's operation. However, there can be no assurance that any such improvements in the margins will be achieved. To this end, the Company's Deli King subsidiary is seeking additional wholesale customers, as well as developing products for sale through mass merchants. The Company reported no provision for Federal income taxes for the years ended December 31, 1998 and 1997, as the Company's taxable operating earnings were offset by net operating loss carryforwards. The Company reported a provision for state income taxes of $31,000 and $0 for the years ended December 31, 1998 and 1997 respectively.
     Income before extraordinary item for the year ended December 31, 1998 was $24,168 versus $679,964 in 1997 or $0.00 and $0.17 per share on diluted weighted average shares of 5,117,693 and 3,957,141 respectively. This represents a reduction of $655,796 of which $482,307 resulted from the loss on an abandoned operation. The balance, $166,657, after giving effect for the state tax provision, management believes is the result of a change in product mix at CCI and lower volume at Mobile. Management believes that increased volume in both divisions will correct this problem in the future.

Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.
     At December 31, 1998 the Company had a net worth of $3,727,466 compared with $3,709,377 at December 31, 1997.
     The Company has a limited requirement for capital expenditures in the immediate future. CCI's factoring arrangement with Bank of New York Financial Corporation has adequate availability to provide working capital to support sales growth in that division. Mobile owns real estate with a market value of approximately $1,200,000 against which there exists a mortgage in the amount of $741,000. The asset provides adequate collateral to support borrowing for working capital needs in that subsidiary.
     Additionally, the Company has a loan outstanding with a bank, with a current balance of $300,000 at the prime rate plus 1 percent. This loan is to be repaid during the next 12 months.
     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

Anticipated Future Growth

     Management believes that the future growth of the Company will be the result of four efforts; (1) acquisition of other companies in the food and food related industries, (2) increasing sales to existing customers by offering new products and product lines, (3) obtaining new customers in the existing markets developing new markets via current marketing channels and the internet, and (4) controlling and containing production, operating and administrative costs.

Year 2000 Readiness

     This disclosure is a year 2000 ("Year 2000") Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1988 to the extent that the disclosure relates to the Year 2000 processing of the Company.
     The Company has implemented a program to assess, mitigate and remediate the potential impact of the Year 2000 problem throughout the Company. A Year 2000 problem will occur where date-sensitive software uses two digit date fields, sorting the Year 2000 ("00") before the year 1999 ("99"). The Year 2000 problem can arise in hardware, software, or any other equipment or process that uses embedded software or other technology. The failure of such systems to properly recognize dates after December 31, 1999 could result in data corruption and processing errors.
     Management has reviewed the possible effects of the Year 2000 problem in so far as it relates to the Company; and has determined that the Company is currently utilizing Year 2000 compatible equipment and software. The Year 2000 problem is not expected to have a material adverse effect on the operations of the Company.
     In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, and based on currently available information does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status and its potential effect on the Company. The Company believes there exists a sufficient number of suppliers of raw material for its business so that if any supplier is unable to deliver raw materials due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to the Company's operations. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources in a timely way or on terms comparable with that of its current suppliers.
     The information set forth in the preceding three paragraphs constitutes a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271, signed into law October 19, 1998).

   The  preceding  Year  2000  discussion  contains  various   forward-looking
statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation the Company's belief that its internal systems are Year 2000 compliant. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date-sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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

Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

     Effective May 11, 1998, Saratoga Brands Inc. (the "Company") dismissed its prior certifying accountants, Broza, Block & Rubino Certified Public Accountants, PA ("BBR") and retained as its new certifying accountants, Deloitte & Touche LLP ("Deloitte"). BBR's report on Saratoga's financial statements for the fiscal years ended December 31, 1994 through December 31, 1997, which were the only fiscal years during which BBR was the certifying accountant for the Company, contained no adverse opinions or disclaimer of opinions, and was not qualified as to uncertainties, audit scope or accounting principles. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company. As required by applicable rules of the Securities and Exchange Commission, the Company notified BBR that during the two most recent fiscal years and the interim period from December 31, 1997 through May 11, 1998 the Company was unaware of any disputes between the Company and BBR as to matters of accounting principles or practices, financial statement disclosure, or audit scope of procedure, which disagreements, if not resolved to the satisfaction of BBR, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports and requested BBR to confirm this, a copy of which as filed with the Form 8-K.

     Effective May 11, 1998, the Company engaged Deloitte as its independent accountants. During the most recent fiscal year end and the subsequent interim periods to the date hereof, the Company did not consult Deloitte regarding any of the matters or events set forth in item 304 (a) (2) and (i) and (ii) of Regulation S-B.

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

Item 13. Exhibits and Reports on Form 8-K

     (a) (1) and (2) The response to this portion of Item 13 is submitted as a separate report commencing on Page F-1.

     (a) (3)

Exhibit No.          Description of Exhibit                                 Note

3. (a) - -  Certificate of Incorporation                                      1
   (b) - -  By-Laws, as amended                                               1
4. (a) - -  Form of Warrant Agency Agreement between Registrant Thomas        1
            James Associates, Inc. and American Stock Transfer & Trust
            Company with
            attached form of Warrant
   (b) - -  Form of Private Placement I Warrant                               1
   (c) - -  Form of Private Placement II Warrant                              1
   (d) - -  Form of Private Placement Warrant                                 1
10.(a) - -  Lease agreement between Saratoga Brands and Hoffman Investors     1
            Corp. dated August 18, 1992

   (b) - -  Amended Employment Agreement between Registrant and Daniel J.     1
            Feld dated January 26, 1994
   (c) - -  Option Agreement, as amended between Registrant and Daniel J.     1
            Feld respecting 77,949 (as adjusted) Common Shares
   (d) - -  Incentive Option Plan dated June 12, 1991                         1
   (e) - -  Form of Incentive Stock Option contract                           1
   (f) - -  Restricted Stock Purchase Agreement                               1
   (g) - -  Factoring Agreement dated October 23, 1992 between Saratoga       1
            Brands Inc. and Platinum Funding Corp.
   (h) - -  Form of Owner Operator distributor Agreement                      1
   (i) - -  Form of Agreement between the Company and holder of the 11%       1
            subordinated Notes and Warrants to purchase common shares
   (j) - -  Asset Purchase Agreement, dated as of January 5, 1994,            1
            between Saratoga Brands Inc. and Mellons Limited
   (k) - -  Voting and Limitation of Transfer Agreement between Daniel J.     2
            Feld, Registrant and Mellons, Limited.
   (l) - -  Amended and Restated Employment Agreement between Registrant      2
            and Daniel J. Feld
   (m) - -  Non-Compete Agreement between the Registrant and Agama, Inc.      2
   (n) - -  Non-Compete Agreement between Mellons Limited and the             2
            Registrant.
   (o) - -  Lease Agreement between Cucina Classica Italiana, Inc. and        3
            Arthur Sommers
   (p) - -  Lease Agreement between Cucina Classica Italiana, Inc. and        3
            Angelo Dominioni.
   (q) - -  Lease Agreement between JR's Delis, Inc. and Chicken by           3
            Chickadee Farms, Inc.
   (r) - -  Employment Agreement between the Registrant and Scott G.          3
            Halperin, dated August 16, 1995
   (s) - -  Acquisition Agreement between the Registrant and Cucina           4
            Classica Italiana, S.p.A.
   (t) - -  Acquisition Agreement between the Registrant and Goldberg,        5
            Feinstein and Sons Company
   (u) - -  Amendment to the Acquisition Agreement between the Registrant     6
            and Goldberg, Feinstein and Sons Company

   (v) - -  Credit Agreement between Cucina Classica Italiana, Inc. and       7
            Banca Nazionale del Lavoro S.p.A. - New York Branch, Istituto Bancario San Paolo di Torino - New York Branch, Banco di
            Sicilia S.p.A. -  New York Branch, Banca Populare di Milano -
            New York Branch, and  Banca Commerciale Italiana - New
            York Branch
   (w) - -  Termination  Agreement between the Registrant and Daniel J.       8
            Feld
   (x) - -  Merger and Real Estate Purchase Agreement Between the Company     9
            and Roy LaCroix for the purchase of Deli King, Inc.
   (y) - -  Credit Agreement between Cucina Classica Italiana, Inc.          10
            and Banca Nazionale del Lavoro S.p.A. - New York Branch,
            dated December 15, 1997
   (z) - -  Credit Agreement between Cucina Classica Italiana, Inc.          10
            and BancaCommerciale Italiana - New York Branch, dated
            December 15, 1997
  (aa) - -  Forgiveness Agreement between Cucina Classica Italiana,          10
            Inc. and Istituto Bancario San Paolo di Torino - New York
            Branch, dated December 29, 1997
  (ab) - -  Forgiveness Agreement between Cucina Classica Italiana, Inc.     10
            and Banca Populare di Milano - New York Branch, dated
            December 29, 1997
  (ac) - -  Forgiveness Agreement between Cucina Classica Italiana, Inc.     10
            and Banco di Sicilia S.p.A. - New York Branch, dated
            December 31, 1997
  (ad) - -  Settlement Agreement between Saratoga Brands, Inc., Angelo M.    10
            Dominioni, Valerie A. Dominioni, Silvana L. Dominioni,
            Robert J. Castellano, and Cucina Classica Italiana, SpA,
            dated December 31, 1997
  (ae) - -  Employment Agreement between the Registrant and Scott G.         10
            Halperin, dated August 1, 1997
  (af) - -  Employment Agreement between the Registrant and Bernard F.       10
            Lillis, Jr., dated August 1, 1997
  (ag) - -  Lease Agreement between Deli King, Inc. and Giovanni and Lina    10
            Conti, dated September 1, 1997.
  (ah) - -  Investment Banking Agreement between the Company and M.H.        10
            Meyerson and Co., Inc.

NOTES

     1. Filed with the Company's registration statement on form S-1 (File No. 33-36937), and incorporated herein.
     2. Filed with the Company's Form 8-K filed on February 14, 1995, and incorporated herein.
     3. Filed with the Company's 1994 Form 10-KSB, and incorporated herein.
     4. Filed with the Company's Form 8-K filed on November 4, 1994, and incorporated herein.
     5. Filed with the Company's Form 8-K filed on November 10, 1994, and incorporated herein.
     6. Filed with the Company's Form 8-K filed on March 28, 1995, and incorporated herein.
     7. Filed with the Company's Form 8-K filed on March 14, 1995, and incorporated herein.
     8. Filed with the Company's Form 8-K filed on August 18, 1994, and incorporated herein.
     9. Filed with the Company's Form 8-K dated April 29, 1996, and incorporated herein.
    10. Filed with the Company's Form 8-K dated June 8, 1998 and incorporated herein.

    (b)      Reports on Form 8-K.

         Form 8-K Filed on June 8, 1998 -

         Item 4.  Changes in Registrant's Certifying Accountant

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SARATOGA BRANDS INC.


By:/s/ Scott G. Halperin                           Date:   April 15, 1999
   ------------------------------
    Scott G. Halperin
    Chairman of the Board
    Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Scott G. Halperin                           Date:   April 15, 1999
   ------------------------------

    Scott G. Halperin
    Chairman of the Board
    Chief Executive Officer
    Audit Committee Member


By:/s/ Bernard F. Lillis, Jr.                      Date:   April 15, 1999
   ------------------------------
    Bernard F. Lillis, Jr.
    Chief Operating Officer
    Chief Financial Officer
    Principal Accounting Officer
    Director


By:/s/ Joseph M. Greene                            Date:   April 15, 1999
   ------------------------------
    Joseph M. Greene
    Director
    Audit Committee Member

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                                      INDEX


                              FINANCIAL STATEMENTS


Included in Part II


Reports of Independent Certified Public Accountants


Consolidated Balance Sheet at December 31, 1998


Consolidated Statements of Income for the Years Ended December 31, 1998 and 1997


Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 1998 and 1997

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Saratoga Brands Inc. and Subsidiaries
Lakewood, New Jersey


We have audited the accompanying consolidated balance sheet of Saratoga Brands Inc. and Subsidiaries ("the Company") as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 1997 were audited by other auditors whose report, dated February 28, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 6, 1999

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Saratoga Brands, Inc. and Subsidiaries


We have audited the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity for the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Saratoga Brands, Inc. and Subsidiaries for the period ended December 31, 1997 in conformity with generally accepted accounting principles.


BROZA, BLOCK & RUBINO
Certified Public Accountants


Asbury Park, New Jersey
February 28, 1998

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1998


                                     ASSETS

Current Assets:
       Cash and cash equivalents                                        $108,357

       Accounts receivable - net of allowance for doubtful accounts
            of $80,555                                                   917,399


       Inventories                                                       492,838


       Prepaid expenses and other current assets                          75,463
                                                                      ----------

            Total current assets                                       1,594,057


Fixed Assets - net                                                     3,096,718

Other assets                                                             587,413

Intangible assets  - net                                               1,179,363

Excess of cost over fair value of assets acquired - net                  247,500
                                                                      ----------

         TOTAL ASSETS                                                 $6,705,051
                                                                      ==========

                   Notes to Consolidated Financial Statements

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
                                December 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:
         Accounts payable and accrued expenses                        $1,362,713


         Current portion of long-term debt                               628,956


         Current portion of capital lease obligations                     57,170
                                                                      ----------

           Total current liabilities                                   2,048,839

Long-term debt                                                           795,400

Capital lease obligations                                                133,346
                                                                      ----------

         Total liabilities                                             2,977,585
                                                                      ----------

         COMMITTMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY

Preferred stock                                                          397,898
         Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized
         200 shares of which 16.5 shares are issued and outstanding

Common stock                                                               5,047
         Par value $.001 - 25,000,000 shares authorized,5,046,661
         shares issued and outstanding

Additional paid-in-capital                                               521,076

Retained Earnings since April 1, 1997                                  2,803,445
                                                                      ----------

         Total Stockholders' Equity                                    3,727,466
                                                                      ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $6,705,051
                                                                      ==========

                   Notes to Consolidated Financial Statements

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                           For the Years Ended
                                                               December 31,
                                                       -----------   -----------
                                                            1998          1997

Net sales                                              $12,754,266   $13,712,800

Cost of sales                                            9,751,013    10,089,939
                                                       -----------   -----------

Gross profit                                             3,003,253     3,622,861

Selling, general and administrative expenses             2,191,187     2,417,793

Loss on abandoned operation                                482,307          --
                                                       -----------   -----------

Income from Operations                                     329,759     1,205,068

Interest expense - net                                     274,591       525,104
                                                       -----------   -----------

Income before taxes and extraordinary item                  55,168       679,964

Income tax provision                                        31,000          --
                                                       -----------   -----------

Income before extraordinary item                            24,168       679,964

Extraordinary Item - earnings from forgiveness of debt, net   --       2,154,820
                                                       -----------   -----------

Net Income                                                 $24,168    $2,834,784
                                                       ===========   ===========

EARNINGS PER COMMON SHARE

BASIC AND DILUTED

Income before extraordinary item                             $--           $0.17
Extraordinary Item                                            --            0.55
                                                       -----------   -----------

Net income                                                   $--           $0.72
                                                       ===========   ===========

Basic weighted average shares used in computation        4,901,804     3,956,925

Diluted weighted average shares used in computation      5,117,693     3,957,141

                   Notes to Consolidated Financial Statements

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                          For the Years Ended
                                                              December 31,
                                                          1998           1997
                                                     ------------    -----------
Cash Flows from operating activities:
   Net income                                            $24,168     $2,834,784
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         431,118        411,055
   Forgiveness of debt                                     --        (2,154,820)
   Provision for losses on accounts receivable             2,555          7,190
   Loss on sale of equipment                               1,550           --
   (Increase) decrease in accounts receivable             14,400       (252,716)
   (Increase) decrease in inventories                    (48,604)        29,111
   (Increase) decrease in prepaid expenses and
      other current assets                                (1,912)       278,597
   (Decrease) increase in accounts payable and
      accrued expenses                                  (334,178)       487,243
                                                     ------------    -----------
   Net cash provided by operating activities              89,097      1,640,444
                                                     ------------    -----------
Cash flows from investing activities:
   Decrease in note receivable related parties              --          167,863
   Purchase of fixed assets                             (295,259)      (127,191)
   Increase in other assets                             (226,677)      (152,541)
   Redemption of investment                                 --        1,209,800
   Increase in intangible assets                         (61,232)      (234,468)
                                                     ------------    -----------
   Net cash (used in) provided by investing activities  (583,168)       863,463
                                                     ------------    -----------
Cash flows from financing activities:
   Proceeds of long term debt                            750,000        580,518
   Repayment of long term debt                          (441,069)    (1,079,358)
   Common Stock Issued in settlement of debt                --          123,438
   Purchase of treasury stock                               --       (1,938,300)
   Proceeds from capital leasing transactions            168,775         16,000
   Repayment of capital leases                          (104,223)       (59,454)
                                                     ------------    -----------
   Net cash provided by (used in) financing activities   373,483     (2,357,156)
                                                     ------------    -----------
Increase (decrease) in cash                             (120,588)       146,751

Cash and cash equivalents at beginning of year           228,945         82,194
                                                     ------------    -----------
Cash and cash equivalents at end of year                $108,357       $228,945
                                                     ============    ===========

Supplemental disclosure of cash flow information:

Interest paid                                           $266,869       $299,248
Income taxes paid                                         $1,350           $600

                   Notes to Consolidated Financial Statements

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                    Stockholders' Equity For the Years Ended
                           December 31, 1998 and 1997



                             CLASS "A" PARTICIPATING
                              CONVERTIBLE PREFERRED
                                    SHARES                                          TREASURY SHARES,
                               ------------------   COMMON SHARES                       AT COST
                                         AMOUNT    ------------------             -------------------
                               NUMBER  STATED AT                        ADDITIONAL
                                 OF   LIQUIDATION  NUMBER OF             PAID-IN    NUMBER OF         RETAINED EARNINGS
                               SHARES    VALUE      SHARES     AMOUNT    CAPITAL     SHARES    AMOUNT     (DEFICIT)       TOTAL
                               -----------------------------------------------------------------------------------------------------


Balance at December 31, 1996    16.5   $397,898    3,074,916   $3,076  $23,027,435  (90,653) ($107,213) ($12,988,468)  $10,332,728
                               =====================================================================================================

Rounding on 1:3
   reverse split                                         134                                                                   -
Shares issued in Italian
   Bank Settlement                                   200,000      200      123,238                                         123,438
Shares issued CCI SpA                                224,000      224     (163,520)                                       (163,296)
Issuance of common shares
   as compensation and awards                      1,574,084    1,574     (363,189)                                       (361,615)
Shares acquired and retired                         (485,667)    (486)    (728,014)                                       (728,500)
Revaluation of Deli King
   Acquisition                                                            (671,994)                                       (671,994)
Conversion of Loans                                  280,000      280      419,720                                         420,000
Treasury shares cancelled                            (90,500)     (91)    (159,184)   90,500   106,568                    (52,707)
Quasi Reorganization                                                                                      (8,023,460)   (8,023,460)
Net Income for the
   period 1/01-3/31/97                                                                                        55,506        55,506
Quasi Reorganization                                                   (20,956,422)                       20,956,422           -
Earnings after April 1, 1997                                                                               2,779,277     2,779,277
                               -----------------------------------------------------------------------------------------------------

Balance at December 31, 1997    16.5    397,898    4,776,967    4,777      528,070      (153)     (645)    2,779,277     3,709,377
                               =====================================================================================================

Issuance of Common Shares for options exercised      269,847      270       (6,349)                                         (6,079)
Treasury shares cancelled                               (153)                 (645)      153       645                           -
Net Income                                                                                                    24,168        24,168
                               -----------------------------------------------------------------------------------------------------

Balance at December 31, 1998    16.5   $397,898    5,046,661   $5,047     $521,076        -       $ -     $2,803,445    $3,727,466
                               =====================================================================================================

                   Notes to Consolidated Financial Statements

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1 --ORGANIZATION AND BUSINESSES

     Saratoga Brands Inc., ("the Company") a New York corporation, was incorporated on June 12, 1987. The Company entered the specialty cheese industry, through the acquisition of Cucina Classica Italiana, Inc. ("CCI"), a company located in Lakewood, New Jersey.
     On December 30, 1994, the company acquired JR's Delis, Inc. ("JR") a Rhode Island based catering and distribution business. JR sold and delivered deli products to convenience stores and retail outlets in Rhode Island, Massachusetts and Connecticut.
     On April 29, 1996, (effective January 1, 1996), the Company acquired Deli King, Inc. ("Deli"), a food processor, distributor and mobile catering business serving Rhode Island, eastern Connecticut and southeastern Massachusetts. Deli has been integrated with JR and operates out of Deli's modern commissary facility in West Warwick, Rhode Island. From that point JR was operated as the Direct Store Delivery ("DSD") Division of Deli.
     On May 7, 1996, the Company acquired the assets of Dotties Caterers, Inc. ("Dotties"), a mobile catering business serving Rhode Island. Dotties was integrated with Deli and operates out of Deli's facility.
     In the fourth quarter of 1998 Deli abandoned the operation of JR due to its inability to demonstrate profitable operations.

         QUASI-REORGANIZATION

     Effective April 1, 1997, the Board of Directors of the Company directed that the Company undergo a quasi-reorganization which is an elective accounting procedure intended to restate assets and liabilities to current values and eliminate any accumulated deficit in retained earnings.
     This resulted in a reduction in the carrying value of goodwill in the amount of $8,023,460, which has been accounted for as a direct shareholders' equity transaction. Further, the Company's accumulated deficit as of April 1, 1997 ($20,956,422) was eliminated against additional paid-in-capital.

         FORGIVENESS OF DEBT

     In December of 1997 the Company entered into agreements with 5 Italian banks, retiring all liabilities to these banks for payment of $500,000 and 200,000 unregistered shares of the Company's common stock. The aforementioned payment and shares represented the entire payment to the banks.


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances are eliminated.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method. The components of inventories at December 31, 1998 were as follows:

           Raw Materials    Finished Goods         Total
          ---------------  ----------------      ---------

              $203,780          $289,058          $492,838

          ===============  ================      =========


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization is computed utilizing the straight line method over the estimated useful lives of the related assets as follows:

                 Fixed Assets                     5 - 50 years
                 Identifiable Intangible Assets   5 - 15 years

     The Company will assess the recoverability of fixed assets and intangible assets based on existing facts and circumstances and projected earnings before interest, depreciation and amortization on an undiscounted basis. Should the Company's assessment indicate impairment an appropriate write-down will be recorded.


REVENUE RECOGNITION

     Revenues are recognized upon shipment of product.


GOODWILL

     Goodwill, which represents costs in excess of the fair value of the net assets acquired, is amortized on the straight line basis over 10 years.
     The Company assesses the recoverability of goodwill at each reporting period based on existing facts and circumstances and projected earnings before interest, depreciation and amortization on an undiscounted basis. Should the Company's assessment indicate an impairment, an appropriate write-down will be recorded.

CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


CONCENTRATIONS

     The Company does not have any single customers who account for more than 10% of the Company's trade receivables or sales. The Company's products are distributed nationally. Most of the Company customers are food retailers and distributors.
     Approximately 30% of the Company's sales volume relates to products which are purchased from one supplier under a exclusive contract which runs through the year 2000 when it will come up for renewal.

ADVERTISING COSTS

     The Company expenses production costs of print, radio and television advertisements as of the first date the advertisements take place. All other advertising costs are expensed as incurred. Advertising expenses included in selling, administrative and general expenses were $41,769 in 1998 and $37,845 in 1997.

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized utilizing the interest method over the life of the related indebtedness.

COMPREHENSIVE INCOME

     Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The Company, at this time, has no items of comprehensive income other than net income.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 applies to all entities and to all types of derivatives, and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 in not expected to materially affect the financial position or results of operations of the Company.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 3 - FIXED ASSETS

     Fixed assets consists of the following at December 31, 1998:

                                                          Useful Life
                                                          -----------
            Land                             $611,007
            Buildings                       1,394,402        50 years
            Furniture & equipment             965,823    5 - 10 years
            Vehicles                          501,419     5 - 7 years
            Leasehold Improvements             45,401         5 years
            Capital leases                    289,996
                                         ---------------

               Total Cost                   3,808,048
                  Less accumulated
                  depreciation and
                  amortization               (711,330)
                                         ===============
               Fixed assets, net           $3,096,718
                                         ===============

     Depreciation and amortization is computed on a straight-line basis. Depreciation and amortization expense was $263,247 and $219,542 for 1998 and 1997, respectively.

NOTE 4 -  OTHER ASSETS

     Other assets consists of the following at December 31, 1998:

            Pledged Collateral Account       $335,145
            Deferred Financing Costs           59,047
            Notes Receivable                  111,468
            Deposits                           46,186
            Other                              35,567
                                          --------------

            Total                            $587,413
                                          ==============

     The pledged collateral account contains certain assets of the Company used to guaranty its obligations to one of its suppliers.


NOTE 5 - INTANGIBLE ASSETS

     Intangible assets consists of the following at December 31, 1998:

            Trademarks and licenses          $555,785
            Catering routes                 1,254,622
                                          --------------
                                            1,810,407
            Accumulated amortization         (631,044)
                                          --------------
            Intangible assets, net         $1,179,363
                                          ==============

     Amortization of intangibles was $137,871 and $123,800 for 1998 and 1997, respectively.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 6 -- LONG-TERM DEBT

Long term debt consists of the following at December 31, 1998:

        Bank - unsecured loan payable in six equal
        monthly principal installments plus accrued
        interest beginning January 1, 1999; bearing
        interest at prime plus 1%. Prime was 7.75%
        at December 31, 1998                                 $300,000

        Term Loan - payable in installments through
        2000. Interest at prime plus 1%.  Secured by
        accounts receivable, inventories and fixed assets     106,200

         Term Loan -  payable  $37,500  annually
         through 2002, With a balloon payment in
         2003. Interest at 8%. Secured by building.           740,625

         Note Payable, unsecured - payable in monthly
         installments of $9,375. Interest at prime plus 1%.   159,375

         Note Payable, unsecured - payable in monthly
         installments of $10,609.  Non-interest bearing.       63,654

         Other                                                 54,502
                                                           -----------

         Subtotal                                           1,424,356

         Less Current Maturities                              628,956
                                                           -----------
         Long-term debt                                      $795,400
                                                           ===========
     Maturities of Long Term Debt are as follows:

                              1999                           $628,956
                              2000                            129,775
                              2001                             37,500
                              2002                             37,500
                                                              590,625
                                                           -----------
                                                           $1,424,356
                                                           ===========

                     SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 7 - LEASE OBLIGATIONS

     At December 31, 1998, the Company was liable under terms of noncancellable leases for the following minimum lease commitments:

                                           Capital       Operating Leases
     Year Ending December 31,               Leases    Lakewood,    Johnston, RI
    ----------------------------------------------------------------------------
      1999                                 $76,990     $53,141        $7,600
      2000                                  48,766        --            --
      2001                                  44,974        --            --
      2002                                  44,974        --            --
      2003                                  26,631        --            --
                                          --------------------------------------
      Total minimum lease payments         242,335      53,141         7,600
      Less: amount representing interest   (51,819)       (a)            (b)
                                         ----------
      Present value of net minimum lease
         payments including current
         maturities of $57,170            $190,516
                                         ==========


     (a) The lease has a five-year term expiring on August 31 1999. The Company has an option to renew for an additional five years at an annual rental of $91,975.


     (b) The lease has a two year term expiring on September 1, 1999, renewable for an additional two years at an annual rental of $11,700.


     Rent expense for the years ended December 31, 1998 and 1997 was $114,168 and $106,494, respectively.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 8 -- EARNINGS PER SHARE

     In accordance with SFAS No. 128 "Earnings Per Share," the basic earnings per share have been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share gives effect to outstanding options and warrants. The financial statements reflect share amounts after having given effect to a reverse stock split of 1:3 on November 24, 1997. Earnings per common share have been computed as follows:

                                                   Year Ended
                                    -------------------------------------------
                                      December 31, 1998    December 31, 1997
                                    -------------------------------------------
                                      Basic    Diluted     Basic      Diluted
                                    --------  --------  -----------  ----------
Income before extraordinary item    $ 24,168   $24,168    $679,964    $679,964
Extraordinary item                       -         -     2,154,820   2,154,820
                                    --------  --------  -----------  ----------
Net Income                          $ 24,168   $24,168  $2,834,784  $2,834,784
                                    ========  ========  ===========  ==========
Average common shares outstanding  4,901,804 4,901,804   3,956,925   3,956,925
Stock options and warrants               -     215,889         -           216
                                    --------  --------  -----------  ----------
Total average equivalent shares    4,901,804 5,117,693   3,956,925   3,957,141

Income per share before
  extraordinary item                    $-        $-         $0.17       $0.17
Extraordinary item                       -         -          0.55        0.55
                                    --------  --------  -----------  ----------
Net income per share                    $-      $  -         $0.72       $0.72
                                    ========  ========  ===========  ==========

     Options and warrants to purchase 559,836 and 743,634 shares of common stock at prices ranging from $1.25 to $5.25 per share were outstanding in 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options and warrants exceeded the average market price and would have been antidilutive.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)
NOTE 9 -- Income Taxes

         The income tax provision (benefit) is comprised of the following for the years ended:

                                               December 31,
                                            1998         1997
                                      ------------------------
             Current
               Federal                       $--      $    --
               State                      31,000           --
             Deferred
               Federal                (1,194,000)    (200,000)
               State                          --           --
                                      ------------------------
             Subtotal                 (1,163,000)    (200,000)

             Valuation allowance       1,194,000      200,000
                                      ------------------------
             Income tax provision        $31,000          $--
                                      ========================

     The balance sheet classification of the deferred income tax assets and liabilities is as follows:

                                            December 31,
                                      ------------------------
                                         1998          1997
                                      Non-current   Non-current
                                      ------------------------
             Assets                   $1,394,000     $200,000
             Liabilities                     --           --
                                      ------------------------
             Subtotal                  1,394,000      200,000
             Less: Valuation
               allowance              (1,394,000)    (200,000)
                                       -----------------------
Total                                       $--          $--
                                       =======================


     During the years ended December 31, 1998 and 1997, the increase in the valuation allowance was $1,194,000 and $200,000, respectively. These charges reflect increases in the valuation allowance related to the deferred tax asset which the Company has concluded is not likely to be realized, partially offset in 1998 by a decrease in the valuation allowance related to the utilization of the Company's net operating loss carryforwards.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the expected rate of tax and the actual tax expense relates entirely to state tax expense and the valuation allowance.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 10 -- STOCKHOLDERS' EQUITY

     The Preferred Stockholders have no voting rights but are entitled to a priority of payment in the amount of the original subscription price paid for each Preferred Share ($16,667 to $25,000), plus a proportionate amount, as defined, on any remaining excess proceeds if there is, among other matters, a sale of all or substantially all of the shares or assets of the Company. The Preferred Stockholders are not entitled to specific dividends; however, should the Company declare any dividends on the common shares, the Preferred
Stockholders will be entitled to receive dividends as if they had converted to common shares immediately prior to the dividend declaration. The holders of the Preferred Shares may convert, at their option, at any time, all or part of their shares into common shares. Holders of 29 Preferred Shares and certain holders of the Company's Debentures having had conversion rights with respect to an aggregate of 11.75 additional Preferred Shares granted the Company the right to require the conversion of their shares into common shares at any time on or after the filing by the Company of a registration statement with the Securities and Exchange Commission for the purpose of offering for sale any of the Company's securities. Upon the closing of the Company's initial public offering of its common shares in September 1991, the Company exercised its right and converted said Preferred Shares and Debentures into common shares. Each outstanding Preferred Share is convertible into approximately 19 common shares, subject to certain adjustments as defined in the Amended Certificate of Incorporation. Subsequent to the initial public offering of the Company's common shares, holders of eight Preferred Shares converted into common shares.
     The Company has reserved, in aggregate, 314 common shares for possible future issuance to Preferred Stockholders in the event of conversion.
     At December 31, 1997 their were 16.5 preferred shares outstanding all of which are convertible into common shares at the holders option.


NOTE 11 -- COMMITMENTS

         Factoring Agreement

     On June 15, 1995, CCI entered into a factoring agreement with BNY Financial Corporation ("BNYF") for three years that is renewable after the initial period. The agreement states that CCI would be required to factor substantially all of its trade receivables and would in return receive immediate cash credit for a major portion of these factored receivables as well as a portion of the finished goods inventory. The factoring fee is 1% of the invoice amount and 1% over prime on the amount advance under the factoring agreement. The factoring agreement provides CCI with an ability to receive advances collateralized by invoices and inventory of $2.0 million and letters of credit in favor of suppliers of an additional $1.0 million. CCI has pledged all of accounts receivable, inventories, real estate and equipment as collateral for this credit agreement.
     This agreement has covenants in regards to minimum factoring of invoices, minimum net worth, quick ratio and profitability on a standalone basis. The agreement provides for covenant violation penalties, which include increased interest. The Company is not in compliance with the minimum income and minimum net worth covenants at December 31, 1998. The Company has obtained a letter dated April 5, 1999, from BNYF waiving these two covenant violations and the related penalties. Based upon projected results for the upcoming year, the Company believes it will be in compliance with it covenants.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


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


NOTE 12 -- STOCK PLANS

     The Company's 1998 Incentive and Nonqualified Stock Option Plan provides for the granting of options to purchase 800,000 shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of 1998, 580,000 options were available for grant under the plan and 800,000 shares of common stock were reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan. The Company's 1998 Director Stock Option Plan provides for the granting of options to purchase 200,000 shares of common stock to certain directors of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of 1998, 120,000 options were available for grant under the plan and 200,000 shares of common stock were reserved for issuance under the 1998 Director Stock Option Plan. Under the terms of the 1994 Stock Award Plan 1,400,000 shares of common stock may be granted to officers, directors, employees and consultants of the Company through 2004. Various options and warrants to acquire 823,017 shares were granted to employees and consultants to the Company under the Plan during the period from 1994 through 1997. All options and warrants granted under the Plan were granted at not less than fair market value at the date of grant. Certain options and warrants granted under the Plan remain outstanding and are included in the summary below. SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was effective for the Company for fiscal 1998. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on fair value of the equity instrument awarded. In accordance with APB No. 25
"Accounting for Stock Issued to Employees" no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net income would have been $(77,106) and $2,306,293 for 1998 and 1997 respectively. Diluted earnings per share would have been $(0.02) and $0.58 for 1998 and 1997 respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


     Stock options transactions are summarized as follows:


                          1998 Options        1998 Warrants        1997 Options      1997 Warrants
                            Weighted            Weighted             Weighted           Weighted
                             Average             Average              Average            Average
                            Exercise            Exercise             Exercise           Exercise
                    Shares   Price    Shares     Price     Shares     Price     Shares   Price
---------------------------------------------------------------------------------------------------

Outstanding,
beginning of year  443,184   0.8750   379,833    2.1341     65,050    2.5000    66,667   1.5000

Granted            140,000   0.9285   160,000    1.9688  1,957,843    1.8100   313,166   2.2691

Excercised, Net    (78,739)  0.9285       --            (1,579,709)   1.8400       --
---------------------------------------------------------------------------------------------------
Outstanding,
end of year        504,445   0.8879   539,833    2.0851    443,184    1.8100   379,833   2.1341

Options or
   warrants
   exercisable
   at year-end     504,445   0.8878   464,833    2.0869    443,184    1.8100   379,833   2.1341

Weighted-average    0.8289                                            1.6900
   fair value of
   options granted
   during the year

     The fair value of each option granted is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: risk free interest rate 5.2% and 5.2%; expected life within 5 years; expected volatility of 180.3% and 161.02%; dividend yield 0% and 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Note 13-- SEGMENT REPORTING

     The Company adopted Statement Financial Accounting Standard No.131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), in 1998. This statement establishes standards for reporting information about operating segments in annual financial statements and selected information in interim financial statements. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. There are no material inter-segment sales or transfers. Substantially all revenues are generated within the United States and all revenue producing assets are located therein.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


         Industry segment information is summarized as follows:

                               Total Revenues         Operating Profits
                               1998       1997        1998          1997
                         ----------------------------------------------------
    CCI                    $8,148,937  $8,360,289   $991,581     $1,159,412
Mobile                      4,438,026   5,352,428   (284,309)       112,163
                         ----------------------------------------------------
  Total Segment            12,586,963  13,712,717    707,272      1,271,575
Eliminations and other
corporate income(expenses)    167,303          83   (377,513)       (66,507)
                         ----------------------------------------------------
Consolidated               $12,754,266 $13,712,800    329,759      1,205,068
                         ==========================
Interest expense                                      274,591        525,104
                                                   --------------------------
Consolidated income before
   income taxes and
   extraordinary item                                 $55,168       $679,964
                                                   ==========================

                                      Depreciation and           Identifiable
              Capital Expenditures  Amortization Expense            Assets
              ------------------------------------------------------------------
                 1998       1997       1998       1997       1998         1997
CCI            $263,325   $65,239   $142,345   $126,306   $1,686,341  $1,603,977
Mobile           31,934    61,952    258,773    217,037    4,287,016   4,320,448
Corporate            -         -      30,000     67,712      731,694     723,232
              ------------------------------------------------------------------
Consolidated   $295,259  $127,191   $431,118   $411,055   $6,705,051  $6,647,657
              ==================================================================

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

o    Cash and cash equivalents,  trade  receivables,  short-term  borrowings and
     current   maturities  of  long-term  debt:  The  amounts  reported  in  the consolidated balance sheet approximate fair value.

o Long-term debt: The amount reported in the consolidated balance sheet approximates fair market value, since such debt was primarily variable rate debt.

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 15- RESTATEMENT OF FINANCIAL STATEMENTS

     The financial statements for the year ended December 31, 1997 have been restated to reflect the reclassification of $450,281 of interest expense forgiven by the banks from extraordinary item to current operations. The restatement does not change the net earnings for the period previously reported.