Form 10QSB
period 1999-03-31
SARATOGA BRANDS INC
filed 1999-05-17
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the quarterly period ended March 31, 1999


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-19721

                              SARATOGA BRANDS INC.
        (Exact name of small business issuer as specified in its charter)

             New York                               13-3413467
   (State or other  jurisdiction                  (IRS Employer
of incorporation  or  organization)             identification no.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1999

        Title of Each
            Class                               Number of Shares Outstanding

Common Stock, $.001 par value per share                   5,046,661

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements


                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 1999

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                           $223,307


         Accounts receivable-net of allowance for doubtful accounts
               of $ 89,555                                              953,434


         Inventories                                                    492,346


         Prepaid expenses and other current assets                      147,114
                                                              ------------------

              Total current assets                                    1,816,201

Fixed Assets - net                                                    3,075,979


Other assets                                                            614,636


Intangible assets - net                                               1,144,046


Excess of cost over fair value of assets acquired - net                 240,000
                                                              ------------------

         TOTAL   ASSETS                                              $6,890,862
                                                              ==================



         See notes to the consolidated financial statements (unaudited).

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                                 March 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                     LIABILITIES

Current Liabilities:
   Accounts payable and accrued expenses                             $1,327,434


   Current portion of long-term debt                                    646,800


   Current portion of capital leases obligations                         86,102
                                                              ------------------

      Total current liabilities                                       2,060,336

   Long-term debt                                                       734,200


   Capital lease obligations                                            290,261
                                                              ------------------

      Total liabilities                                              3,084,797
                                                              ------------------


                              STOCKHOLDERS' EQUITY

   Preferred stock                                                      397,898
     Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding.

   Common stock                                                           5,047
     Par value $.001 - 25,000,000 shares authorized, 5,046,661 shares issued and outstanding

    Additional paid-in-capital                                          521,076

    Retained Earnings Since April 1, 1997                             2,882,044
                                                              ------------------

    Total Stockholders' Equity                                        3,806,065
                                                              ------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $6,890,862
                                                              ==================


         See notes to the consolidated financial statements (Unaudited).

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)


                                                      For the Three Months Ended
                                                              March 31,
                                                       1999             1998
                                         ---------------------------------------
Net sales                                           $2,762,182       $2,916,515

Cost of sales                                        1,940,595        2,151,715
                                             -----------------------------------

Gross profit                                           821,587          764,800

Selling, general and administrative expenses           618,478          584,031

Loss on abandoned operation                             52,866                -
                                         ---------------------------------------

Income from Operations                                 150,243          180,769

Interest expense - net                                  63,145           47,918
                                         ---------------------------------------

Income before taxes                                     87,098          132,851

Income tax provision                                     8,500                -
                                         ---------------------------------------

Net Income                                             $78,598         $132,851
                                         =======================================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Net Income                                               $0.02            $0.03
                                         =======================================

Basic weighted average shares used in computation    5,046,661        4,800,589

Diluted weighted average shares used in computation  5,046,661        5,299,552

         See notes to the consolidated financial statements (Unaudited).

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                          1999             1998
                                                      --------------------------
Cash Flows from operating activities:
     Net income                                          $78,598       $132,851
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
     Depreciation and amortization                       117,908         97,982
     Provision for losses on accounts receivable           9,000          4,375
     (Increase) in current portion mortgage receivable         0            (64)
     Decrease in accounts receivable                     (45,035)        13,179
     (Increase) decrease in inventories                      492       (126,018)
     Decrease in other assets                            (27,223)        17,920
     (Increase) decrease in prepaid expenses             (71,651)       (85,850)
     Increase in accounts payable and accrued expenses   (35,279)       192,436
                                                      --------------------------
     Net cash provided by (used in) operating activities  26,810        246,811
                                                      --------------------------
Cash flows from investing activities:
     Purchase of fixed assets                            (54,353)       (49,705)
     Redemption of investment                                            80,285
     Purchase of Intangible Assets (routes)                             (10,502)
                                                      --------------------------
     Net cash provided by (used in) investing activities (54,353)        20,078
                                                      --------------------------
Cash flows from financing activities:
     Proceeds of long-term debt                          200,000              0
     Repayment of long-term debt                        (243,356)      (194,027)
     Proceeds of capital leases                          200,000              0
     Repayment of capital leases                         (14,151)        (4,311)
                                                      --------------------------
     Net cash provided by financing activities           142,493       (198,338)
                                                      --------------------------
Increase (decrease) in cash                              114,950         68,551

Cash at beginning of period                              108,357        228,945
                                                      --------------------------
Cash at end of period                                   $223,307       $297,496
                                                      ==========================
Supplemental disclosure of cash flows information:
     Interest paid                                       $59,753        $48,221
     Income taxes paid                                    $2,500           $600

         See notes to the consolidated financial statements (Unaudited).

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

     Saratoga Brands Inc., ("the Company"), through its Cucina Classica Italiana, Inc. ("CCI") subsidiary, located in Lakewood, New Jersey, imports and produces under license Italian specialty cheese and other premium specialty foods and distributes them nationwide. The Company's Mobile Caterers, Inc. ("MOBILE") subsidiary, located in West Warwick, Rhode Island, is a food processor and distributor that services mobile caterers, commissaries and vending accounts throughout New England.

     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the results of operations, the financial position and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1998.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation all material inter company balances are eliminated.

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at March 31, 1999.

NOTE 2 -FIXED ASSETS

     Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets as follows:

              Fixed Assets                       5 to 37.5 years
              Identifiable Intangible Assets     5 to 15 years

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



         Fixed assets consists of the following at March 31, 1999:

                                                               Useful Life
                                                             --------------
                 Land                             $611,007
                 Buildings                       1,394,402     37..5 years
                 Furniture & equipment             970,755    5 - 10 years
                 Vehicles                          501,419     5 - 7 years
                 Leasehold improvements             45,401         5 years
                 Capital leases                    339,417
                                              --------------
                    Total Cost                   3,862,401
                 Less accumulated depreciation
                 and amortization                 (786,422)
                                              ==============
     Fixed assets - net                         $3,075,979
                                              ==============


NOTE  3 -- LONG-TERM DEBT

Long term debt consists of the following at March 31, 1999:

     Bank - unsecured loan payable in six equal monthly
     principal installments plus accrued interest beginning
     June 15, 1999; bearing interest at prime plus 1%.
     Prime was 7.75% at March 31, 1999                              $400,000

     Term Loan - payable in installments through 2000.
     Interest at prime plus 1%.  Secured by accounts receivable,
     inventories and fixed assets                                     88,500

     Term Loan - payable $37,500 annually through 2002,
     With a balloon payment in 2003.  Interest at 8%.
     Secured by building.                                            731,250

     Note payable, unsecured - payable in monthly
     installments of $9,375.  Interest at prime plus 1%.             131,250


     Other                                                            30,000
                                                                 ------------
         Subtotal                                                  1,381,000

         Less Current Maturities                                     646,800
                                                                 ------------
         Long -term debt                                            $734,200
                                                                 ============

     Maturities of Long Term Debt are as follows:

                       1999                     $ 585,600
                       2000                       129,775
                       2001                        37,500
                       2002                        37,500
                       2003                       590,625
                                            ---------------
                                              $ 1,381,000
                                            ===============


Note 4 -- SEGMENT REPORTING

     The Company adopted Statement Financial Accounting Standard No.131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), in 1998. This statement establishes standards for reporting information about operating segments in annual financial statements and selected information in interim financial statements. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer.

     There are no material inter-segment sales or transfers. Substantially all revenues are generated within the United States and all revenue producing assets are located therein.

  Industry segment information at March 31, 1999 is summarized as follows:

                                                Total              Operating
                                                 Revenues             Profits
                                            ---------------------------------

          CCI                                $ 1,962,450           $389,297
          Mobile                                 776,721           (121,602)
                                            ---------------------------------
             Total Segment                     2,739,171            267,695
          Eliminations and other
          corporate income(expenses)              23,011           (117,452)
                                            ---------------------------------
          Consolidated                       $ 2,762,182            150,243
                                            =================================
          Interest expense                                           63,145
                                                               --------------
          Consolidated income before
           income taxes                                            $ 87,098

                                            Depreciation
                            Capital       and Amortization  Identifiable
                          Expenditures         Expense         Assets
                         --------------------------------------------------

     CCI                    $ 49,421           $ 42,008    $ 1,910,774
     Mobile                    4,932             68,400      4,268,346
     Corporate                     -              7,500        711,742
                          =================================================
     Consolidated           $ 54,353          $ 117,908    $ 6,890,862
                          =================================================

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes which are contained in Item 1 herein.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

     Net sales for the three months ended March 31, 1999 were $2,762,182 compared with $2,916,515 in the same period in 1998, a decrease of $154,333, or 5.6%. This decrease is primarily a result of the abandonment of the Direct Store Delivery ("DSD") operation at Mobile Caterers, Inc. ("Mobile") in the fourth quarter of 1998. The Company generated gross profit of $821,587 or 29.7 in 1999, versus $764,800 or 26.2% in 1998. The increase in gross profit margin was the result of the elimination of product returns at Mobile, and reduction in direct costs attributable to the abandoned operation as well as an improvement in the product mix at CCI during the quarter.
     Selling, general and administrative expenses were $618,478 and $584,031 in 1999 and 1998, respectively. This represents an increase of $34,447 or 5.9%. This increase is the result of the addition of a Vice President-Sales & Marketing at CCI, and the undertaking of an aggressive new marketing effort at CCI, including start-up costs relating to the development of a new fully integrated E-Commerce Web Site which will become operational by the end of the second quarter of 1999.
     Management expects gross margins to improve as the Company begins to regain sales volume lost by the abandonment of the DSD operation, and with the full rollout of CCI's new E-Commerce Web Site. However, there can be no assurance that any such improvements in the margins will be achieved. To this end, the Company's Mobile subsidiary is seeking additional wholesale customers, as well as developing products for sale through mass merchants. The Company reported no provision for Federal income taxes for the three months ended March 31, 1999 and 1998, as the Company's taxable operating earnings were offset by net operating loss carryforwards. The Company reported a provision for state income taxes of $8,500 and $0 for the three-month period ended March 31, 1999 and 1998 respectively.
     Income for the three month period ended March 31, 1999 was $78,598 versus $132,851 in 1998 or $0.02 and $0.03 per share on diluted weighted average shares of 5,046,661 and 5,299,552 respectively. This represents a reduction of $54,253 of which $52,866 resulted from additional costs attributable to the abandoned DSD operation.

Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, the issuance of equity securities, bank borrowings and capital lease financing.
     At March 31, 1999 the Company had a net worth of $3,806,065 compared with $3,842,228 at March 31, 1998.
     The Company has a limited requirement for capital expenditures in the immediate future. CCI's factoring arrangement with Bank of New York Financial Corporation has adequate availability to provide working capital to support sales growth in that division. Mobile owns real estate with a market value of approximately $1,200,000 against which there exists a mortgage in the amount of $731,250. The asset provides adequate collateral to support borrowing for working capital needs in that subsidiary.
     Additionally, the Company has a loan outstanding with a bank, with a current balance of $400,000 at the prime rate plus 1 percent. This loan is to be repaid during the next 12 months.
     The Company has entered into a capital lease transaction in the amount of $200,000 to fund the acquisition and construction of a new state of the art cheese drying facility to be used in conjunction with its cheese grating and shredding operation.
     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

Anticipated Future Growth

     Management believes that the future growth of the Company will be the result of four efforts; (1) acquisition of other companies in the food and food related industries, (2) increasing sales to existing customers by offering new products and product lines, (3) obtaining new customers in the existing markets and developing new markets via current marketing channels and the internet through CCI's new E-Commerce Web Site, and (4) controlling and containing production, operating and administrative costs.

Year 2000 Readiness

     This disclosure is a year 2000 ("Year 2000") Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998 to the extent that the disclosure relates to the Year 2000 processing of the Company.
     The Company has implemented a program to assess, mitigate and remediate the potential impact of the Year 2000 problem throughout the Company. A Year 2000 problem will occur where date-sensitive software uses two digit date fields, sorting the Year 2000 ("00") before the year 1999 ("99"). The Year 2000 problem can arise in hardware, software, or any other equipment or process that uses embedded software or other technology. The failure of such systems to properly recognize dates after December 31, 1999 could result in data corruption and processing errors.
     Management has reviewed the possible effects of the Year 2000 problem in so far as it relates to the Company; and has determined that the Company is currently utilizing Year 2000 compatible equipment and software. The Year 2000 problem is not expected to have a material adverse effect on the operations of the Company.
     In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, and based on currently available information does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status and its potential effect on the Company. The Company believes there exists a sufficient number of suppliers of raw material for its business so that if any supplier is unable to deliver raw materials due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to the Company's operations. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources in a timely way or on terms comparable with that of its current suppliers.
     The information set forth in the preceding three paragraphs constitutes a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271 signed into law October 19, 1998).

     The preceding Year 2000 discussion contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include without limitation the Company's belief that its internal systems are Year 2000 compliant. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date-sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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

                  None

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




Date:  May 17, 1999                        By:  /s/ Scott G. Halperin
                                                ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer




Date:  May 17, 1999                        By:  /s/ Bernard F. Lillis, Jr.
                                                --------------------------
                                                    Bernard F. Lillis, Jr.
                                                    Chief Financial Officer
                                                    Principal Accounting Officer
                                                    Treasurer