Form 10QSB
period 1999-06-30
SARATOGA BRANDS INC
filed 1999-08-16
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


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

                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 Number of shares outstanding of each of the issuer's classes of common equity as of August 8, 1999


          Title of Each Class                   Number of Shares Outstanding
Common Stock, $.001 par value per share                  5,046,661

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements


                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                     Consolidated Balance SheeUnaudited)
                                  June 30, 1999

                                     ASSETS

Current Assets:
    Cash and cash equivalents ................................   $  157,720


    Accounts receivable-net of allowance for doubtful accounts
          of $ 98,555 ........................................    1,014,517


    Inventories ..............................................      603,070


    Prepaid expenses and other current assets ................      172,544
                                                                 -----------

         Total current assets ................................    1,947,851

Fixed Assets - net ...........................................    3,182,418


Other assets .................................................      566,266


Intangible assets - net ......................................    1,108,729


Excess of cost over fair value of assets acquired - net ......      232,500
                                                                 -----------

          TOTAL ASSETS                                           $7,037,764
                                                                 ===========


         See notes to the consolidated financial statements (unaudited).

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                                  June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:
    Accounts payable and accrued expenses ....................   $1,501,711


    Current portion of long-term debt ........................      565,905


    Current portion of capital lease obligations .............       86,839
                                                                 -----------

         Total current liabilities ...........................    2,154,455

Long-term debt ...............................................      684,375


Capital lease obligations ....................................      287,928
                                                                 -----------

         Total liabilities ...................................    3,126,758
                                                                 -----------


          STOCKHOLDERS' EQUITY

Preferred stock ..............................................      397,898
  Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding.

Common stock .................................................        5,047
  Par value $.001 - 25,000,000 shares authorized, 5,046,661 shares issued and outstanding

Additional paid-in-capital ...................................      521,076

Retained Earnings Since April 1, 1997 ........................    2,986,985
                                                                 -----------

         Total Stockholders' Equity ..........................    3,911,006
                                                                 -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $7,037,764
                                                                 ===========


        See notes to the consolidated financial statements (Unaudited).

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)


                           For the Three Months Ended   For the Six Months Ended
                                    June 30,                    June 30,
                                1999         1998          1999         1998
                           -----------------------------------------------------

Net sales                   $3,252,813    $3,928,469    $6,014,995   $6,844,984

Cost of sales                2,290,531     2,751,114     4,231,126    4,995,424
                           -----------------------------------------------------

Gross profit                   962,282     1,177,355     1,783,869    1,849,560

Selling, general and
administrative expenses        771,771       769,091     1,390,249    1,260,527

Loss on abandoned operation        -             -          52,866          -
                           -----------------------------------------------------
Income from Operations         190,511       408,264       340,754      589,033

Interest expense - net          77,070        72,562       140,215      120,480
                           -----------------------------------------------------
Income before taxes            113,441       335,702       200,539      468,553

Income tax provision             8,500           -          17,000          -
                           -----------------------------------------------------
Net Income                    $104,941      $335,702      $183,539     $468,553
                           =====================================================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Net Income                       $0.02         $0.07         $0.04        $0.10
Basic weighted average
shares used in computation   5,046,661     4,855,706     5,046,661    4,828,300

Diluted weighted average
shares used in computation   5,046,661     4,956,040     5,046,661    4,928,634

         See notes to the consolidated financial statements (Unaudited).

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                       For the Six Months Ended
                                                                June 30,
                                                         1999            1998
                                                      --------------------------
Cash Flows from operating activities:
      Net income                                       $183,539        $468,553
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                     235,936         185,140
      Provision for losses on accounts receivable        18,000             115
      (Increase)in accounts receivable                 (115,118)       (199,569)
      (Increase) in inventories                        (110,232)        (67,936)
      (Increase) in prepaid expenses and other assets   (75,934)        (37,653)
      Increase (decrease) in accounts payable and
           accrued expenses                             138,998        (102,510)
                                                      --------------------------
      Net cash provided by operating activities         275,189         246,140
                                                      --------------------------
Cash flows from investing activities:
      Purchase of fixed assets                         (236,001)        (54,956)
      Redemption of investment                                -          80,285
      Purchase of Intangible Assets (routes)                  -         (16,989)
                                                      --------------------------
      Net cash provided by (used in) investing
           activities                                  (236,001)          8,340
                                                      --------------------------
Cash flows from financing activities:
      Proceeds of long-term debt                        200,000         300,000
      Repayment of long-term debt                      (374,076)       (487,428)
      Proceeds of capital leases                        220,985               -
      Repayment of capital leases                       (36,734)        (39,974)
                                                      --------------------------
      Net cash provided by financing activities          10,175        (227,402)
                                                      --------------------------
Increase (decrease) in cash                              49,363          27,078
Cash at beginning of period                             108,357         228,945
                                                      --------------------------
Cash at end of period                                  $157,720        $256,023
                                                      ==========================

Supplemental disclosure of cash flows information:
      Interest paid                                    $147,175        $119,778


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

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at June 30, 1999.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

NOTE 2 - FIXED ASSETS

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

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



     Fixed assets consists of the following at June 30, 1999:

                                                                Useful Life
                                                                -----------
Land                                               $611,007
Buildings                                         1,394,402      37.5 years
Furniture & equipment                             1,131,419    5 - 10 years
Vehicles                                            501,419     5 - 7 years
Leasehold improvements                               45,401         5 years
Capital leases                                      360,402
                                              --------------
     Total Cost                                   4,044,050
Less accumulated depreciation and                 (861,632)
amortization
                                              ==============
     Fixed assets - net                          $3,182,418
                                              ==============


NOTE  3 -- LONG-TERM DEBT

Long term debt consists of the following at June 30, 1999:

     Bank - unsecured loan payable in seven equal monthly
     principal installments plus accrued interest beginning
     June 15, 1999;  bearing interest at prime plus 1%.
     Prime was 8.00% at June 30, 1999                                 $342,855

     Term Loan - payable in installments through 2000.
     Interest at prime plus 1%.  Secured by accounts receivable,
     inventories and fixed assets                                       70,800

     Term Loan - payable $37,500 annually through 2002,
     With a balloon payment in 2003.  Interest at 8%.
     Secured by building.                                              721,875

     Note payable, unsecured - payable in monthly
     installments of $9,375. Interest at prime plus 1%.                 93,750

     Other                                                              21,000
                                                                    ----------

     Subtotal                                                        1,250,280

     Less Current Maturities                                           565,905
                                                                    ----------

     Long-term debt                                                   $684,375
                                                                    ==========

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



Maturities of Long Term Debt are as follows:


         1999                                           $ 454,880
         2000                                             129,775
         2001                                              37,500
         2002                                              37,500
         2003                                             590,625
                                                     --------------

                                                      $ 1,250,280
                                                     ==============

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

Industry segment information at June 30, 1999 is summarized as follows:

                                             Total              Operating
                                            Revenues             Profits
                                      ------------------     --------------

CCI                                      $ 4,343,844          $ 588,863
Mobile                                     1,649,107            (52,129)
                                      -------------------------------------
   Total Segment                           5,992,951            536,734
Eliminations and other
corporate income(expenses)                    22,044           (195,980)
                                      ------------------     --------------
Consolidated                             $ 6,014,995            340,754
                                      ==================        140,215
                                                             --------------
Consolidated income before
   income taxes                                               $ 200,539

                      SARATOGA BRANDS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


Note 4 -- SEGMENT REPORTING (Continued)

                                               Depreciation
                               Capital       and Amortization   Identifiable
                            Expenditures         Expense           Assets
                          ----------------------------------------------------

CCI                               $ 221,509           $ 84,136    $ 2,151,765
Mobile                               14,492            136,800      4,189,287
Corporate                                 -             15,000        696,712
                          ====================================================
Consolidated                      $ 236,001          $ 235,936    $ 7,037,764
                          ====================================================

Item 2.  Management's Discussion and Analysis


     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes which are contained herein.

Results of Operations for the Three Months Ended June 30, 1999 and 1998

     Net sales for the three months ended June 30, 1998 were $3,252,813 compared with $3,928,469 for the same period in 1998, a decrease of 17.2%. This decrease is primarily a result of the abandonment of the Direct Store Delivery ("DSD") operation at Mobile Caterers, Inc. ("Mobile"). The Company generated gross profit of $962,282 or 29.6% in the second quarter of 1999 verses $1,177,355 or 30.0% in the second quarter of 1998. This reduction in gross profit percentage is the result of product mix at CCI during the quarter.
     Management expects gross margins to improve as the Company begins to launch new products on the new fully integrated E-Commerce Web Site as well as through conventional sales avenues. However, there can be no assurance that any such improvements in the margins will be achieved.
     Selling, general and administrative expenses were $771,771 and $769,091 in the second quarter of 1999 and 1998, respectively. This represents a net increase of $2,680, which is the result of an increase from the addition of a Vice President-Sales & Marketing at CCI, the undertaking of an aggressive new marketing effort at CCI, including start-up costs relating to the development of a new fully integrated E-Commerce Web Site, offset in part by a sustained effort to reduce other operating costs.
     The Company reported a provision for income taxes for the quarter ended June 30, 1999 of $8,500 compared to no provision in the prior year's same period. Such provision is for state taxes. A federal income tax provision has not been provided for in the quarters ended June 30, 1999 & 1998 due to the utilization of the company's Net Operating Loss carryforwards.
     Net earnings for the three months ended June 30, 1999 was $104,941, verses $335,702 in the same period in 1998. Earnings per common share were $0.02 in the second quarter of 1999 versus $0.07 in the prior year's comparable period on diluted weighted average shares of 5,046,661 and 4,956,040, respectively.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

     Net sales for the six months ended June 30, 1999 were $6,014,995 compared with $6,844,984 for the same period in 1998, a decrease of 12.1%. This reduction is the result of the abandonment of the DSD operation at Mobile in the fourth quarter of 1998. The Company generated gross profit of $1,783,869 or 29.7% in the first half of 1999 verses $1,849,560 or 27.0% in the first half of 1998. The increase in gross profit was the result of the elimination of product returns at Mobile, and reduction in direct costs attributable to the abandoned operation.
     Management expects gross margins to improve as the Company begins to launch new products on the new fully integrated E-Commerce Web Site as well as through conventional sales avenues. However, there can be no assurance that any such improvements in the margins will be achieved.
     Selling, general and administrative expenses were $1,390,249 and $1,260,527 in the first half of 1999 and 1998, respectively. This represents an increase $129,722, which is the result of an increase from the addition of a Vice President-Sales & Marketing at CCI, the undertaking of an aggressive new marketing effort at CCI, including start-up costs relating to the development of a new fully integrated E-Commerce Web Site, offset in part by a sustained effort to reduce other operating costs.
     The Company reported a provision for income taxes for the six months ended June 30, 1999 of $17,000 compared to no provision in the prior year's comparable period. Such provision is for state taxes. A federal income tax provision has not been provided for in the six month periods ended June 30, 1999 & 1998 due to the utilization of the company's Net Operating Loss carryforwards.
     Net earnings for the six months ended June 30, 1999 was $183,539, verses $468,553 in the same period in 1998. Earnings per common share were $0.04 in the first half of 1999 versus $0.10 in the prior years comparable period on diluted weighted average shares of 5,046,661 and 4,928,634, respectively.

Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.
     At June 30, 1999 the Company had a net worth of $3,911,006 compared with $4,177,930 at June 30, 1998.

     The Company has a limited requirement for capital expenditures in the immediate future. CCI's factoring arrangement with Bank of New York Financial Corporation has adequate availability to provide working capital to support sales growth in that division. Mobile owns real estate with a market value of approximately $1,200,000 against which there exists a mortgage in the amount of $721,875. This asset provides adequate collateral to support borrowing for working capital needs in that subsidiary.
     Additionally, the Company has a loan outstanding with Summit bank, with a current balance of $342,855 at the prime rate plus 1 percent. This loan is to be repaid during the next six months.
     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

Seasonality

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year.

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




Date:  August 13, 1999                     By:  /s/ Scott G. Halperin
                                                  ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer




Date:  August 13, 1999                     By:  /s/ Bernard F. Lillis, Jr.
                                                  --------------------------
                                                    Bernard F. Lillis, Jr.
                                                    Chief Financial Officer
                                                    Principal Accounting Officer
                                                    Treasurer