Form 10QSB
period 1999-09-30
SARATOGA BRANDS INC
filed 1999-11-19
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 1999


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-19721

                            THE CLASSICA GROUP, INC.
                         (Formerly Saratoga Brands Inc.)
        (Exact name of small business issuer as specified in its charter)

             New York                             13-3413467
(State or other jurisdiction of        (IRS Employer identification no.)
incorporation  or  organization)

               1835 Swarthmore Avenue, Lakewood, New Jersey 08701
                    (Address of principal executive offices)

                                 (732) 363-3800
                           (Issuer's telephone number)
                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X.. No .....

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of October 30, 1999


         Title of Each Class                    Number of Shares Outstanding
   Common Stock, $.001 par value per                  1,009,333 share

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
                     Consolidated Balance Sheet (Unaudited)
                               September 30, 1999

                                     ASSETS

Current Assets:

   Cash and cash equivalents                                           $114,272


   Accounts receivable-net of allowance for
     doubtful accounts of $107,555                                    1,246,579

   Inventories                                                          545,895

   Prepaid expenses and other current assets                            269,077
                                                                    ------------

      Total current assets                                            2,175,823

Fixed Assets - net                                                    3,276,452

Other assets                                                            570,030

Intangible assets - net                                               1,073,413

Excess of cost over fair value of assets acquired - net                 225,000
                                                                    ------------

      TOTAL ASSETS                                                   $7,320,718
                                                                    ============



         See notes to the consolidated financial statements (unaudited).

                    THE CLASSICA GROUP, INC.AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
               Consolidated Balance Sheet (Unaudited) (continued)
                               September 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:

   Accounts payable and accrued expenses                             $1,791,238

   Current portion of long-term debt                                    337,020

   Current portion of capital lease obligations                         134,090
                                                                    ------------

      Total current liabilities                                       2,262,348

Long-term debt                                                          675,000


Capital lease obligations                                               355,909
                                                                    ------------

      Total liabilities                                               3,293,257
                                                                    ------------


                              STOCKHOLDERS' EQUITY

Preferred stock                                                         397,898
   Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized
   200 shares of which 16.5 shares are issued and outstanding.

Common stock                                                              1,009
   Par value $.001 - 25,000,000 shares authorized,
   1,009,333 shares issued and outstanding

Additional paid-in-capital                                              525,114

Retained Earnings Since April 1, 1997                                 3,103,440
                                                                    ------------

      Total Stockholders' Equity                                      4,027,461
                                                                    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $7,320,718
                                                                    ============



         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
                  Consolidated Statements of Income (Unaudited)


                          For the Three Months Ended   For the Nine Months Ended
                                 September 30,                September 30,
                             1999          1998           1999          1998
                          ------------------------------------------------------

Net sales                 $3,142,161    $3,361,014     $9,157,156   $10,205,998

Cost of sales              2,210,066     2,361,293      6,441,192     7,171,527
                          ------------------------------------------------------

Gross profit                 932,095       999,721      2,715,964     3,034,471

Selling, general and
  administrative expenses    716,387       568,436      2,106,636     2,014,153

Loss on abandoned operation       -             -          52,866            -
                          ------------------------------------------------------
Income from Operations       215,708       431,285        556,462     1,020,318

Interest expense - net        77,652        48,434        217,867       168,914
                          ------------------------------------------------------
Income before taxes          138,056       382,851        338,595       851,404

Income tax provision          21,600            -          38,600            -
                          ------------------------------------------------------

Net Income                  $116,456      $382,851       $299,995      $851,404
                          ======================================================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Net Income                     $0.12         $0.39          $0.30         $0.88
                          ======================================================

Basic weighted average
shares used in computation 1,009,333       970,867      1,009,333       967,415

Diluted weighted average
shares used in computation 1,009,333       990,934      1,009,333       972,177

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
                Consolidated Statements of Cash Flows (Unaudited)

                                                           For the Nine Months
                                                            Ended September 30,
                                                          ----------------------
                                                              1999       1998
                                                          ----------------------
Cash Flows from operating activities:
      Net income                                            $299,995   $851,404
Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                          354,369    283,751
      Provision for losses on accounts receivable             27,000       (125)
      (Increase)in accounts receivable                      (356,180)  (422,128)
      (Increase) in inventories                              (53,057)   (67,507)
      (Increase) in prepaid expenses and other assets       (193,614)  (158,886)
      Increase (decrease) in accounts payable and
         accrued expenses                                    428,523   (459,516)
                                                          ----------------------

      Net cash provided by operating activities              507,036     26,993
                                                          ----------------------
Cash flows from investing activities:
      Purchase of fixed assets                              (405,653)  (195,050)
      Redemption of investment                                    -      80,285
      Decrease in other assets                                17,383     24,544
                                                          ----------------------
      Net cash used in investing activities                 (388,270)   (90,221)
                                                          ----------------------
Cash flows from financing activities:
      Proceeds of long-term debt                             200,000    750,000
      Repayment of long-term debt                           (612,336)  (497,416)
      Purchase and retirement of treasury stock                   -      (5,080)
      Proceeds of capital leases                             371,235         -
      Repayment of capital leases                            (71,750)   (87,571)
                                                          ----------------------
      Net cash provided by financing activities             (112,851)   159,933
                                                          ----------------------

Increase in cash                                               5,915     96,705

Cash at beginning of period                                  108,357    228,945
                                                          ----------------------
Cash at end of period                                       $114,272   $325,650
                                                          ======================

Supplemental disclosure of cash flows information:

      Interest paid                                         $224,827   $161,372
                                                          ======================

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     On August 24, 1999 the shareholders of Saratoga Brands Inc. approved a change of its name to The Classica Group, Inc., ("the Company"). The Company, through its Cucina Classica Italiana, Inc. ("CCI") subsidiary, located in Lakewood, New Jersey, imports and produces under license Italian specialty cheese and other premium specialty foods and distributes them nationwide. The Company's Mobile Caterers, Inc. ("Mobile") subsidiary, located in West Warwick, Rhode Island, is a food processor and distributor that services mobile caterers, commissaries and vending accounts throughout New England.

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

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at September 30, 1999.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

NOTE 2 -- PER SHARE DATA

     The per share data has been calculated using the weighted average number of Common Shares outstanding during each period presented on both a basic and diluted basis in accordance with SFAS 128. Certain outstanding options and warrants have been excluded from the computation due to their antidilutive effect. In determining whether options and warrants were dilutive, the average market value of the Company's common stock for the period from the date of grant through the end of the year was compared to the exercise price most favorable to the option or warrant holder. The financial statements reflect share amounts after having given effect to a reverse stock split of 1:5, which became effective October 6, 1999.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

NOTE 3 -- FIXED ASSETS

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


     Fixed assets consists of the following at September 30, 1999:

                                                                    Useful Life
                                                                   -------------
        Land                                           $611,007
        Buildings                                     1,394,402      37.5 years
        Furniture & equipment                         1,291,070    5 - 10 years
        Vehicles                                        511,419     5 - 7 years
        Leasehold improvements                           45,401         5 years
        Capital leases                                  360,402
                                                  --------------
        Total Cost                                    4,213,701
        Less accumulated depreciation and
          amortization                                ( 937,249)
                                                  ==============
        Fixed assets - net                           $3,276,452
                                                  ==============

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

NOTE 4 -- LONG-TERM DEBT

Long term debt consists of the following at September 30, 1999:

     Bank  -  unsecured  loan  payable  in  seven
     equal  monthly  principal installments plus
     accrued interest beginning June 15, 1999;
     bearing interest at prime plus 1%.
     Prime was 8.25% at Sept.30, 1999                                $171,420

     Term Loan - payable in installments through 2000.
     Interest at prime plus 1%.  Secured by accounts
     receivable, inventories and fixed assets                          53,100

     Mortgage - payable $37,500 annually through 2002,
     With a balloon payment in 2003.  Interest at 8%.
     Secured by building.                                             712,500

     Note payable, unsecured - payable in monthly
     installments of $9,375.  Interest at prime plus 1%.               75,000

         Subtotal                                                   1,012,020
Less

Current Maturities                                                    337,020
                                                                   -----------

Long - term debt                                                     $675,000
                                                                   ===========


Maturities of Long Term Debt are as follows:

                  1999                          $ 130,200
                  2000                            216,195
                  2001                             37,500
                  2002                             37,500
                  2003                            590,625
                                              ------------

                                              $ 1,012,020
                                              ============

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

Note 5 -- SEGMENT REPORTING

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

     Industry segment information at September 30, 1999 is summarized as follows:

                                             Total             Operating
                                            Revenues          Profit(Loss)
                                          --------------------------------

       CCI                                $ 6,659,194         $1,027,588
       Mobile                               2,471,325           (214,698)
                                          --------------------------------
         Total Segment                      9,130,519            812,890
       Eliminations and other
       corporate income(expenses)              26,637           (256,428)
                                          --------------------------------

       Consolidated                         9,157,156            556,462
                                          ============
       Interest expense                                          217,867
                                                            --------------

       Income before income taxes                              $ 338,595
                                                            ==============



                                               Depreciation
                               Capital       and Amortization   Identifiable
                            Expenditures         Expense           Assets
                          ---------------------------------------------------

CCI                               $ 386,022       $ 126,669    $ 2,408,428
Mobile                               19,631         205,200      4,132,383
Corporate                                 -          22,500        779,907
                          ===================================================
Consolidated                      $ 405,653       $ 354,369    $ 7,320,718
                          ===================================================

Item 2.  Management's Discussion and Analysis


     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes which are contained herein.

     Results of  Operations  for the Three Months Ended  September  30, 1999 and
1998

     Net sales for the three months ended September 30, 1998 were $3,142,161 compared with $3,361,014 for the same period in 1998, a decrease of 6.5%. This decrease is primarily a result of the abandonment of the Direct Store Delivery ("DSD") operation at Mobile Caterers, Inc. ("Mobile"). The Company generated gross profit of $932,095 or 29.7% in the third quarter of 1999 compared to $999,721 or 29.7% in the third quarter of 1998.
     Management expects gross margins to improve as the Company's products presented on its new fully integrated E-Commerce Web Site gain recognition from the Internet buying public. Also the Company's Cucina Classica Italiana subsidiary is presenting new products for sale through the Internet as well as through conventional sales avenues. However, there can be no assurance that any such improvements in the margins will be achieved.
     Selling, general and administrative expenses were $716,387 and $568,436, in the third quarter of 1999 and 1998, respectively. This represents a net increase of $147,951, which is the result of an increase from the addition of a Vice President-Sales & Marketing at CCI, the undertaking of an aggressive new marketing effort at CCI, including start-up costs relating to the development of an E-Commerce Web Site, the development and design to new labels, packaging, marketing media and related printed matter.
     The Company reported a provision for income taxes for the quarter ended September 30, 1999 of $21,600 compared to no provision in the prior year's same period. Such provision is for state taxes. A federal income tax provision has not been provided for in the quarters ended September 30, 1999 & 1998 due to the utilization of the company's Net Operating Loss carryforwards.
     Net earnings for the three months ended September 30, 1999 was $116,456, verses $382,851 in the same period in 1998. Earnings per common share were $0.12 in the third quarter of 1999 versus $0.39 in the prior year's comparable period on diluted weighted average shares of 1,009,333 and 990,934 respectively.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

     Net sales for the nine months ended September 30, 1999 were $9,157,156 compared with $10,205,998 for the same period in 1998, a decrease of 10.3%. This reduction is the result of the abandonment of the DSD operation at Mobile in the fourth quarter of 1998. The Company generated gross profit of $2,715,964 or 29.7% in the first half of 1999 verses $3,034,471 or 29.7% in the first nine months of 1998.
     Management expects gross margins to improve as the Company begins to launch new products on the new fully integrated E-Commerce Web Site as well as through conventional sales avenues. However, there can be no assurance that any such improvements in the margins will be achieved.
     Selling, general and administrative expenses were $2,106,636 and $2,014,153 in the first nine months of 1999 and 1998, respectively. This represents an increase $92,483, which is the result of an increase from the addition of a Vice President-Sales & Marketing at CCI, the undertaking of an aggressive new marketing effort at CCI, including start-up costs relating to the development of an E-Commerce Web Site, the development and design to new labels, packaging, marketing media and related printed matter.
     The Company reported a provision for income taxes for the nine months ended September 30, 1999 of $38,600 compared to no provision in the prior year's comparable period. Such provision is for state taxes. A federal income tax provision has not been provided for in the six month periods ended September 30, 1999 & 1998 due to the utilization of the company's Net Operating Loss carryforwards.
     Net earnings for the nine months ended September 30, 1999 was $299,995, verses $851,404 in the same period in 1998. Earnings per common share were $0.30 in the nine months 1999 versus $0.88 in the prior year's comparable period on diluted weighted average shares of 1,009,333 and 972,177, respectively.

Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.
     At September 30, 1999 the Company had a net worth of $4,027,461 compared with $3,727,466 at December 31, 1998.
     The Company has a limited requirement for capital expenditures in the immediate future. CCI's factoring arrangement with Bank of New York Financial Corporation has adequate availability to provide working capital to support sales growth in that division. Mobile owns real estate with a market value of approximately $1,200,000 against which there exists a mortgage in the amount of $712,500. This asset provides adequate collateral to support borrowing for working capital needs in that subsidiary.
     Additionally, the Company has a loan outstanding with Summit bank, with a current balance of $171,420 at the prime rate plus 1 percent. This loan is to be repaid during the next six months.
     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

Seasonality

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year.

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

PART II - OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

(a)       Exhibits

                  None

(b)      Reports filed on Form 8K

                  None

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized


                            THE CLASSICA GROUP, INC.
                                  (Registrant)




Date:  November 19, 1999                   By:  /s/ Scott G. Halperin
                                                ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer




Date:  November 19, 1999                   By:  /s/ Bernard F. Lillis, Jr.
                                                --------------------------
                                                    Bernard F. Lillis, Jr.
                                                    Chief Financial Officer
                                                    Principal Accounting Officer
                                                    Treasurer