Form 10KSB
period 1999-12-31
SARATOGA BRANDS INC
filed 2000-04-14
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-19721

                            THE CLASSICA GROUP, INC.
                         Formerly Saratoga Brands, Inc.
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

  Title of each class               Name of each exchange on which registered
 ____________________________     ____________________________________________
 ____________________________     ____________________________________________

Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.001 par value
                                (Title of class)
    _____________________________________________________________________
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X.....No.........

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended December 31, 1999 were $11,702,540

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

     The aggregate market value of the voting stock held by non-affiliates as of March 31, 2000 was $ 9,102,981.50

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

         Title of Each Class                    Number of Shares Outstanding
Common Stock, $.001 par value per share       1,241,833 (as of March 31, 2000)

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

     Transitional Small Business Disclosure Format (Check one): Yes ; No .

PART 1

Item 1.  Business

         Description of business

     The Classica Group, Inc. (formerly Saratoga Brands Inc.) (the "Company") is a New York corporation, headquartered in Lakewood, New Jersey. The Company has two principal business lines: (i) producing and importing specialty cheeses and Italian foods (the "cheese business") and (ii) producing and distributing delicatessen and snack foods to mobile caterers, vending companies, wholesale distributors and institutions (the "deli business").
     The Company's cheese business, Cucina Classica Italiana, Inc. ("CCI"), is engaged in the production, importation and distribution of premium cheeses and Italian foods, and is located at the Company's headquarters in Lakewood, New Jersey.
     Deli King, Inc. ("Deli King") operates in a 28,000 square foot facility located in West Warwick, Rhode Island. From this facility, often referred to as a commissary, Deli King produces "prepared foods" such as sandwiches, soups, salads, pasta, baked goods and other entrees, and distributes these products along with delicatessen and other food items such as snacks and beverages.
     Deli King is currently in the process of moving its facility to a more strategic location, which management believes will enable Deli King to regain lost business and further grow the business to new levels.
     Classica Microwave Technologies, Inc. ("CMT") is the Company's newest business. CMT was formed in the first quarter of 2000 to provide solutions to serious bacterial problems facing the food industry. In addition, CMT will provide an innovative microwave based processing system designed to maximize productivity while reducing operating costs in food processing. CMT has engaged one of the leading European experts in the field of microwave technology as a consultant. Utilizing this technology along with the CMT's proprietary knowledge of the application of the technology will enable CMT to enter the hi-tech food processing industry without many of the costs associated with research and development. CMT has patents pending and will file for specific patents in conjunction with certain specific applications of the technology. This technology will give CMT various opportunities for revenue generation including system sales, assisting clients with product development, joint ventures with users of the system, and acquisition possibilities.

         Products

     The Cheese Business. CCI is a producer of specialty Italian-style cheeses and Greek-style Feta and a major importer of Italian specialty cheeses, and Procuitto di Parma (Italian ham). CCI distributes its products nationally with its heaviest areas of distribution located on the East and West Coasts of the United States. Its customers are other importers and large distributors who sell to smaller distributors and retail accounts. Sixty five percent of sales are food service; i.e., sales to restaurants, airlines and cruise ships.
     CCI markets Italian specialty and Greek-style Feta cheeses. Bel Paese(R) is a semi-soft natural cheese, manufactured in 5 lb. bulk wheels and 6 oz. mini wheels. In reply to customer demand, several flavors such as Basil and Sun-dried Tomatoes, Roasted Garlic, and Hot Red Pepper flavored Bel Paese have been added to the line. Greek-style Feta cheese and Feta flavored with dill, oregano, sun-dried tomatoes and basil, and with peppercorn are produced in random and in exact weight portions. Freshly grated and shredded Romano and Parmesan cheeses are also produced by CCI and are sold both in bulk for institutional use and in consumer-sized cups. Dry grated Parmesan and Romano are available in canisters under the Cucina Classica Italiana(R) brand. CCI annually produces approximately 300,000 pounds of Bel Paese(R) and 150,000 pounds of Feta.
     Galbani(R) Mascarpone, Gorgonzola Dolcelatte and Bel Paese(R) Medallions are CCI's imported products. 750,000 pounds of Galbani Mascarpone, a specialty dessert cheese was imported in 1999. CCI imports more than 50% of the nation's imported Mascarpone. In 1999, the Company imported 250,000 pounds or approximately four and one half million individual medallions of Bel Paese Process Medallions, a soft, spreadable cheese.
     Procuitto di Parma and Gorgonzola Dolcelatte(R), the Italian blue-mold cheese, round out the line with 1999 imports of 35,000 pounds and 55,000 pounds, respectively.
     CCI also imports Parmigiano Reggiano, Grana Padano, and Pecorino Romano, which are sold in whole wheels, pre-cut portions or freshly grated in deli cups.

     The Mobile Catering and Wholesale Business. Deli King produces approximately 70% of the prepared foods sold by the Company, and this production consists of approximately 60% sandwiches and 40% USDA approved meat products, soups, pasta dishes, and other entrees. Sandwiches are produced fresh daily based on previous day orders from the mobile catering truck operators and weekly or more frequently based upon orders from the vending and wholesale customers. The sandwiches are produced using recipes developed by Deli King to ensure the consistency of proper quantity and quality of ingredients, or, in the case of wholesale and vending customers, to the customer's specifications.
     Soups, pastas and other entrees are prepared in bulk and then packaged either in individual portion size containers or the appropriate size container for the customers intended use. The in-house prepared food products provide the largest profit margin of Deli King's products. The bulk of the remaining 30% of the prepared foods are purchased from third parties. Frozen items provide the Company's second largest profit margin. Certain meat and meat products are purchased in bulk and repacked at Deli King's USDA facility in Johnston, Rhode Island.

     Deli King's bakery produces approximately 80% of the pastries and Danish sold, with the remaining products originating from other local bakeries and larger local and national suppliers.
     The remaining products include beverages, snacks and candy. Beverage products include such national brands as Coca-Cola, Pepsi, 7-Up, Dr. Pepper and various others, including mineral waters, fruit juices, iced tea and hot tea and coffee.

     Mobile Catering Business - This division of Deli King derives revenues from three principal activities: (1) the sale of prepared foods, snacks, beverages and supplies (ice, containers, plastic utensils, etc.) to independent catering truck operators who own their own truck and route, (2) the rental of catering routes and trucks to persons who wish to become mobile caterers but do not have the capital or credit to purchase a truck or their own route, and (3) the operation of a mobile catering truck service facility. Deli King management believes that approximately 55% of the area mobile catering truck operators obtain their goods from Deli King's West Warwick, Rhode Island facility. Deli King has operated in this market area since 1985. Approximately 35% of Deli King's sales consist of products produced fewer under one of the Company's brand names at its kitchen and bakery, and at its offsite USDA facility. The remaining sales consist of approximately 15% third party prepared foods, 10% purchased snacks and 40% beverages. As is customary in the business, the mobile catering operators place orders at the end of each day for sandwiches to be picked up the following morning along with other products selected from the commissary, and paid for primarily in cash.
     The mobile catering division's customers are substantially all mobile catering truck operators. There is a small amount of "cash and carry" business from people planning parties and other walk-ins. The mobile caterers include persons operating their own vehicles on their own routes; persons operating their own vehicles on routes rented from Deli King; and persons renting one of the 18 catering trucks owned by Deli King for use on their own routes or routes rented from Deli King. The mobile caterer pays a fixed amount per week for a route rented from Deli King and a weekly rental for the use of a catering truck owned by Deli King. These operators are independent from Deli King. The West Warwick commissary serves approximately 60 mobile catering trucks daily as of December 31, 1999.
     Deli King controls 21 catering routes, which it "rents" to operators for a weekly fee. These controlled routes, which are also referred to as owned routes, represent an established series of regular stops served by the same vehicle. Each stop is usually a business where the employees depend on the caterer for their snacks, beverages or meals. In some areas, where the business is located some distance from any restaurant or market, the mobile caterer may be the only source of food and drink items during the workday.
     In addition to supplying the mobile caterers with food, drink and the related supplies, Deli King has a full service facility staffed with mechanics for the maintenance and repair of mobile catering vehicles and equipment. The facility is able to service and repair equipment used for mobile refrigeration, food warming and hot beverage brewing.

     Wholesale Business - This division of Deli King markets a significant number of the Catering division's products to vending companies, DSD (direct store delivery) operations, other commissaries, and soon through the Internet.
     The wholesale division is currently developing new products for sale to the club stores. Some of these products include Home Meal Replacement entrees, pizza, and pastries packaged for retail sale.

         New Products and Expansion

     CCI is continually seeking to expand its product line by either producing or importing new products. Currently, CCI is working with S.p.A. Egidio Galbani ("Galbani") on a marketing project to determine if there is a market for
Galbani's short shelf life products, such as fresh mozzarella, in the United States.
     In 1999, CCI developed a strategy to sell its current as well as new products on the Internet. CCI plans to market gourmet food baskets, developed exclusively for sale to its customers, specialty bakery products, pizza, and its cheeses and Italian specialty products. CCI anticipates a fully operational, fully integrated Web Site where customers will have the ability to consummate purchases completely electronically by mid 2000.
     Deli King is constantly seeking new food and beverage products. The preponderance of advertising for such products, which is found in most types of media, creates consumer awareness of new items. Deli King is constantly being approached by potential suppliers with new products. As a member of the Mobile Industrial Caterers Association, ("MICA"), the Company receives publications and attends trade shows, which present potential new products.
     At the present time, Deli King's kitchen and bakery operate at capacities of approximately 40% and 35% respectively. Management believes that the Company will maintain its current competitive position and that moving to a new facility nearer to the geographic area where the majority of the routes are located will expand the mobile catering business and better utilize the kitchen and bakery facilities. In addition, Deli King believes it can expand its business by opening or servicing distribution locations. Such satellite operations would be located beyond a 30-mile radius from Deli King's facility. The new locations would operate as distribution and service facilities where third party products would be warehoused. Prepared foods produced in Deli King's kitchen and bakery would be shipped to the satellite locations fresh daily. Management estimates that the production capacity of the new main facility will be capable of supplying up to three satellite operations. While management believes implementation of such growth plans is feasible, no assurance can be given as to the success of any efforts to expand.

         Competitive Position

     The Cheese Business - CCI maintains a strong presence in the Italian specialty food market. CCI offers trade promotions to its major customers, provides point-of-sale materials to help product sell-through at the retail level, offers consumers various incentives to buy its products and uses consumer and trade media to increase product awareness nationwide.

     Mobile catering business - Management believes that Deli King has approximately 55% of the mobile catering business in the geographic area it serves. Maintenance of its customer base is dependent on the ability of Deli King to provide superior service and reliability. The underlying relationship of the mobile caterer with its customers is dependent on service, reliability (customers expect the catering trucks to arrive within a few minutes of the same time each day) and on product selection and quality. Deli King employs route managers whose function is to review the performance of the mobile caterers as it relates to their service and reliability. The goal is to ensure that the Company's quality standards are kept at high levels.
     Management recognizes that some mobile caterers provide their own sandwiches and other entree items by preparing them in their home kitchens, and that they acquire soft drinks, candy and other items by purchasing them from large discount retail outlets. Management believes that these caterers make up an insignificant percentage of the remaining 45% of the market. Management believes that substantially all of the remaining 45% of the mobile catering market are supplied by only one other commissary in Providence, Rhode Island.
     Time is a valuable commodity to the mobile caterer. For that reason, drivers are limited in the distance they can travel from their route area to obtain their products. Management further believes that for this reason the mobile caterer must choose between Deli King and its one major competitor. Management believes that moving to its new facility, closer to the epicenter of the routes, will permit Deli King to gain a substantial number of new customers and recapture some of its previous customers who have gone to competitors because of convenience.

     Wholesale Business - the wholesale division competes directly with other wholesalers of similar products. At this time, the Company has not identified any competitors producing identical products to those we are either offering or anticipate offering in the future. The niche of the wholesale division will be to fill a gap in supplying fresh "Home Meal Replacement"(HMR) meals, as well as gourmet quality pastries, where little competition exists.

         Raw Materials

     The raw materials or ingredients used in Deli King's products are available from many suppliers. The deli business has a core group of 50 vendors with which it has developed good relationships. Because of the large number of potential suppliers in the food and beverage industry, Deli King is not dependent on any one supplier. The prepared food ingredients include many well-known national brands such as Oscar Meyer, Kayem, Boars Head, Dubuque and Louis Rich (lunchmeats) and Heinz and Kraft dressings and spreads.

         Product Line Exclusivity License & Trademark Agreements

     CCI is the exclusive U.S. importer of the Galbani line of Italian specialty cheeses and meat products. Egidio Galbani, S.p.A. of Milan, Italy, is a major force in the European Dairy Market with an annual sales volume of about US$1.4 billion dollars and is a subsidiary of GROUPE DANONE, with an annual sales volume of approximately US$15 billion dollars.
     CCI has the exclusive right to import Galbani products into the U.S., and is the only company worldwide with the license to manufacture cheeses bearing the Galbani trademarks. The Product Exclusivity and License to Manufacture Agreements are granted in a contract, which runs through the year 2000 when it will be subject to renewal. CCI is currently negotiating with Galbani to extend the agreement into the 21st century. Management believes that failure to get an exclusive right to import and manufacture Galbani products will not have a material effect on operations.
     CCI's trademarks are Cucina Classica Italiana(R), Classika(R) and Tal-Fino(R). CCI is currently applying for the trademark Classica and uses the
(TM) symbol to denote its application.
     Except for prepared foods and baked goods produced by and unique to the deli business, the deli business has no product line exclusivity or any trademarks under its control. The products produced by the deli business may use recipes slightly different than for those same products made elsewhere. However, this is a benefit in that the deli business sells generic, traditional foods, which must be prepared in a manner consistent with the common recipes for each type of dish.

         Government Regulations

     All of the Company's subsidiaries are subject to regulations of the U.S. Department of Agriculture (USDA) and The U.S. Food and Drug Administration
(FDA).
     The USDA establishes regulations for cheese identity and also oversees the importation of meat products into the U.S. The FDA regulates cheese labeling and has established strict guidelines regarding ingredients and nutritional information. The State of Rhode Island has jurisdiction over the activities of the deli business. Deli King is subject to federal, state and local health and food regulations. These regulations generally provide standards for sanitation, storage, food quality and grade, shelf lives and product labeling. Management strives to keep the deli business in full compliance with these regulations.

     In 1997, Deli King acquired a USDA certified processing operation in Johnston, Rhode Island, a short distance from its current operation. This facility produces meat products and HMR meals for the Company under strict USDA supervision.

         Research & Development

     Research costs for both operations are minimal. In recent years, CCI has expended research and development costs related to developing new cheeses (reduced fat, spreadable versions of current semi-soft cheeses, new flavor extensions to existing lines). In the most recent two years, Deli King has not expended a material amount on research and development. However, Deli King is continually looking to acquire new products from third parties. In addition, Deli King's kitchen and bakery work to develop new products to follow industry trends although the monetary expenditure for such efforts has been minimal to date.

         Cost and Effects of Compliance with Environmental Laws

     The costs and effects of compliance with environmental laws are not material to our operations.

         Current Employees

     The Company and its subsidiaries currently employ 48 people of which 43 are full time.

Item 2.  Description of Property

     CCI leases a 20,000 square foot facility at 1835 Swarthmore Avenue, Lakewood, New Jersey 08701, of which approximately 3,000 square feet serves as office space. This facility serves as the Company CCI's headquarters as well as a cheese drying, shredding and grating operation and warehouse. The facility is a fireproof high bay warehouse located on 3.5 acres with ample expansion potential. The warehouse contains 13,000 cubic feet of cooler space. This facility is leased at a basic rent of $7,665 per month or $91,980 annually. The lease was renewed in August 1999 for a five-year term with no rent escalation.
     Deli King owns a 28,000 square foot building on 3.88 acres in West Warwick, Rhode Island. The facility includes administrative and sales offices, warehouse, frozen and cold storage space, food production areas and equipment service bays.
     Deli King leases its 2,000 square foot USDA facility at 269 Greenville Avenue, Johnston, Rhode Island. This facility is leased at a basic rent of $975 per month or $11,700 annually. The lease was renewed in September 1999 for a 2-year term expiring on September 1, 2001.

Item 3.  Legal Proceedings

     There currently are no material legal proceedings by or against the Company, or any of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's common shares are traded on the over-the-counter market through the NASDAQ Small Cap Market Trading System under the symbol TCGI. The following table sets forth the range of high and low bid quotations for the common stock for the period indicated, as reported by NASDAQ, after giving effect to a retroactive reverse stock split of 1:5 effective October 7, 1999. The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                    1999                           1998
                                Common Shares                  Common Shares
Period                       High            Low            High           Low
                         -------------------------------------------------------

January 1 - March 31       $9.0630          $4.2190      $13.4400       $6.2500

April 1 - June 30           5.0000           2.1880       11.7200        6.8800

July 1 - September 30       1.2500           1.0940        9.8500        4.0700

October 1 - December 31     1.9380           1.0000        6.8800        4.0700


     As of March 31, 2000, there were approximately 240 holders of record of the Company's common stock.
     The Company has not paid a cash dividend on its common stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid. However, there are no restrictions on the payment of dividends, either by contract or regulation.

Item 6.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operation

     The following discussion and analysis contains forward-looking statements, which involve risk and uncertainties. When used herein, the words "anticipated," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements which the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.
     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes, which are contained in Item 7 herein.

     Results of Operations for the Years Ended December 31, 1999 and 1998

     Net sales for the year ended December 31, 1999 were $11,702,540 compared with $12,754,266 in 1998, a decrease of $1,051,726, or 8.2%. This decrease is the result of a reduction in sales of $1,274,198 or 28.7% at the Company's Deli King subsidiary, partially offset by an increase of $408,500 or 5.0% in CCI's net sales. The reduction in net sales at the Deli King subsidiary resulted from the abandonment of the direct store delivery division (JR's Delis, Inc.) at the end of 1998, and the loss of a significant number of independent caterers who left to move to a commissary with a location closer to the area serviced by their routes. Subsequent to year-end, Deli King has taken steps to move its operation. Management believes that this move will improve the profitability of the mobile catering business by substantially increasing its revenues. The increase in revenues at CCI was primarily the result of an increase in the volume of sale of imported cheese products and CCI's own grated and shredded cheese products.
     The Company generated gross profit of $2,577,291 or 22.0% of net sales in 1999, verses $3,003,253 or 23.5% of net sales in 1998. The decrease in gross profit margin was the result of a reduction in gross profit of $406,552 or 50.8% at the Deli King subsidiary. CCI's gross profit increased to $2,202,312 or 25.7% of net sales in 1999 compared to $2,035,694 or 24.9% of net sales in 1998, an increase of $166,618. CCI's gross profit will continue to increase as CCI continues to shift its product mix to maximize profitability.
     Selling, general and administrative expenses were $2,617,338 and $2,191,187 in 1999 and 1998, respectively. This represents an increase of $426,151 or 19.4% of net sales. This increase is the result of increased costs at the Deli King subsidiary resulting from an attempt to increase wholesale business as a result of the loss of caterers due to our undesirable location, and increased costs at the CCI subsidiary resulting from the employment of a Vice President-Market & Sales (a new position), expenditures for brand design, new packaging, and sales literature, and internal non-capital costs of developing a new e-commerce website.

     Results from operations for the year ended December 31, 1999 was a loss of $(797,913) versus income of $329,759 in 1998. This represents a reduction of $1,127,672 of which $705,000 resulted from a non-cash write-down for the impairment of certain long-lived assets and identifiable intangibles assets at Deli King. Additionally, $52,866 resulted from the loss on the abandoned operation at Deli King. CCI's results from operations for 1999 were $959,375 compared to $904,419 in 1998, an increase of $54,956.
     Interest expense was $297,810 and $274,591 for the years ended December 31, 1999 and 1998 respectively. The increase is the result of additional capital leases and short-term debt of $300,000 at December 31, 1998, which was paid off during 1999.
     The Company reported no provision for Federal income taxes for the years ended December 31, 1999 and 1998, as the Company had a net loss for 1999 and taxable operating earnings were offset by net operating loss carry forwards in 1998. The Company reported a provision for state income taxes of $28,000 and $31,000 for the years ended December 31, 1999 and 1998, respectively.

     Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.
     At December 31, 1999, the Company had a net worth of $2,603,743 compared to $3,727,466 at December 31, 1998. The Company has limited requirements for capital expenditures in the immediate future, except for the costs related to moving the Deli King operation to its new facility, and the start-up of the new CMT subsidiary. To that end, on February 1, 2000, the Company issued 210,000 shares of its common stock in a private placement, for which it yielded net proceeds of $300,000.
     CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.
     Deli King owns real estate with a market value of approximately $1,450,000 against which there exists a mortgage in the amount of $703,125 at December 31, 1999. Additionally, Deli King has a loan collateralized by its fleet of trucks in the amount of $131,934 at December 31, 1999. Except for a capital lease on two of its computer all other Deli King assets are owned free and clear, and provide adequate collateral to support borrowing for working capital needs in that subsidiary.
     The Company utilizes capital leases for the acquisition of operating assets at the subsidiaries when appropriate. At December 31, 1999, the Company has capital leases with an unamortized balance of $331,152.
     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

     Anticipated Future Growth

     New Business - Classica Microware Technologies, Inc.

     Classica Microwave Technologies, Inc. ("CMT") is currently testing microwave processing systems for use food processing. CMT is anticipating the delivery of its first laboratory system in early May of 2000. This system will have the ability to develop and test food products for companies looking to ensure the bacterial integrity of their products. In addition, CMT's engineer has been successful in designing a microwave system capable of drying various food products. We anticipate installing a second laboratory system utilizing this drying process.
     The above system will provide longer fresh refrigerated and non-refrigerated shelf life without dependency on additives or preservatives of any kind. We will also have the ability to develop new products for the expansion of the product lines of our other companies.
     CMT expects to have several revenue sources including; the development of food products having bacterial integrity and extended refrigerated and non-refrigerated shelf life, the sale of systems to food processors concerned about the bacterial integrity of their products, and strategic joint ventures for product development and sales with existing food processors.
     Management  believes  that the  future  growth of the  Company  will be the result of five efforts; (1) the operations of the Company's new Classica Microwave Technologies, Inc. subsidiary (2) acquisition of other companies in the food and food related industries, (3) increasing sales to existing customers by offering new products and product lines, (4) obtaining new customers in the existing markets developing new markets via current marketing channels and the internet, and (5) controlling and containing production, operating and administrative costs.

     Year 2000

     The Company began assessing the possible impact of the Year 2000 ("Y2K") issues on its business operations early in 1999. The issue arose because of information technology ("IT"), which utilized a two-digit date field. Y2K introduced the potential for error and miscalculations related to IT and non-IT systems which were not designed to accommodate a date of year 2000 and beyond. As of April 12, 2000, the Company had encountered no significant Y2K related problems.
     The Company successfully implemented a program to assess, mitigate and remediate the potential impact of the Year 2000 problem throughout the Company. The cost of remediation efforts was immaterial, and as such, the Year 2000 problem did not have a material effect on the financial position of the Company, nor the results of its operations.

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

Item 13. Exhibits and Reports on Form 8-K

     NONE


Exhibit No.          Description of Exhibit                                 Note

3. (a) - -  Certificate of Incorporation                                      1
   (b) - -  By-Laws, as amended                                               1

4. (a) - -  Form of Warrant Agency Agreement between Registrant Thomas        1
            James Associates, Inc. and American Stock Transfer & Trust
            Company with
            attached form of Warrant
   (b) - -  Form of Private Placement I Warrant                               1
   (c) - -  Form of Private Placement II Warrant                              1
   (d) - -  Form of Private Placement Warrant                                 1
10.(a) - -  Lease agreement between Saratoga Brands and Hoffman Investors     1
            Corp. dated August 18, 1992
   (b) - -  Amended Employment Agreement between Registrant and Daniel J.     1
            Feld dated January 26, 1994
   (c) - -  Option Agreement, as amended between Registrant and Daniel J.     1
            Feld respecting 15,584 (as adjusted) Common Shares
   (d) - -  Incentive Option Plan dated June 12, 1991                         1
   (e) - -  Form of Incentive Stock Option contract                           1
   (f) - -  Restricted Stock Purchase Agreement                               1
   (g) - -  Factoring Agreement dated October 23, 1992 between Saratoga       1
            Brands Inc. and Platinum Funding Corp.
   (h) - -  Form of Owner Operator distributor Agreement                      1
   (i) - -  Form of Agreement between the Company and holder of the 11%       1
            subordinated Notes and Warrants to purchase common shares
   (j) - -  Asset Purchase Agreement, dated as of January 5, 1994,            1
            between Saratoga Brands Inc. and Mellons Limited
   (k) - -  Voting and Limitation of Transfer Agreement between Daniel J.     2
            Feld, Registrant and Mellons, Limited.
   (l) - -  Amended and Restated Employment Agreement between Registrant      2
            and Daniel J. Feld
   (m) - -  Non-Compete Agreement between the Registrant and Agama, Inc.      2
   (n) - -  Non-Compete Agreement between Mellons Limited and the             2
            Registrant.
   (o) - -  Lease Agreement between Cucina Classica Italiana, Inc. and        3
            Arthur Sommers
   (p) - -  Lease Agreement between Cucina Classica Italiana, Inc. and        3
            Angelo Dominioni.
   (q) - -  Lease Agreement between JR's Delis, Inc. and Chicken by           3
            Chickadee Farms, Inc.
   (r) - -  Employment Agreement between the Registrant and Scott G.          3
            Halperin, dated August 16, 1995
   (s) - -  Acquisition Agreement between the Registrant and Cucina           4
            Classica Italiana, S.p.A.
   (t) - -  Acquisition Agreement between the Registrant and Goldberg,        5
            Feinstein and Sons Company

   (u) - -  Amendment to the Acquisition Agreement between the Registrant     6
            and Goldberg, Feinstein and Sons Company
   (v) - -  Credit Agreement between Cucina Classica Italiana, Inc. and       7
            Banca Nazionale del Lavoro S.p.A. - New York Branch, Istituto Bancario San Paolo di Torino - New York Branch, Banco di
            Sicilia S.p.A. -  New York Branch, Banca Populare di Milano -
            New York Branch, and  Banca Commerciale Italiana - New
            York Branch
   (w) - -  Termination  Agreement between the Registrant and Daniel J.       8
            Feld
   (x) - -  Merger and Real Estate Purchase Agreement Between the Company     9
            and Roy LaCroix for the purchase of Deli King, Inc.
   (y) - -  Credit Agreement between Cucina Classica Italiana, Inc.          10
            and Banca Nazionale del Lavoro S.p.A. - New York Branch,
            dated December 15, 1997
   (z) - -  Credit Agreement between Cucina Classica Italiana, Inc.          10
            and BancaCommerciale Italiana - New York Branch, dated
            December 15, 1997
  (aa) - -  Forgiveness Agreement between Cucina Classica Italiana,          10
            Inc. and Istituto Bancario San Paolo di Torino - New York
            Branch, dated December 29, 1997
  (ab) - -  Forgiveness Agreement between Cucina Classica Italiana, Inc.     10
            and Banca Populare di Milano - New York Branch, dated
            December 29, 1997
  (ac) - -  Forgiveness Agreement between Cucina Classica Italiana, Inc.     10
            and Banco di Sicilia S.p.A. - New York Branch, dated
            December 31, 1997
  (ad) - -  Settlement Agreement between Saratoga Brands, Inc., Angelo M.    10
            Dominioni, Valerie A. Dominioni, Silvana L. Dominioni,
            Robert J. Castellano, and Cucina Classica Italiana, SpA,
            dated December 31, 1997
  (ae) - -  Employment Agreement between the Registrant and Scott G.         10
            Halperin, dated August 1, 1997
  (af) - -  Employment Agreement between the Registrant and Bernard F.       10
            Lillis, Jr., dated August 1, 1997
  (ag) - -  Lease Agreement between Deli King, Inc. and Giovanni and Lina    10
            Conti, dated September 1, 1997.
  (ah) - -  Investment Banking Agreement between the Company and M.H.        10
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

         (b)      Reports on Form 8-K.

    Form 8-K Filed on June 8, 1998
       Item 4.  Changes in Registrant's Certifying Accountant

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLASSICA GROUP, INC.
(Formerly Saratoga Brands, Inc.)



By:  /s/ Scott G. Halperin                               Date:   April 14, 2000
     -------------------------------
     Scott G. Halperin
     Chairman of the Board
     Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Scott G. Halperin                                Date:   April 14, 2000
    -------------------------------
    Scott G. Halperin
    Chairman of the Board
    Chief Executive Officer
    Audit Committee Member

By: /s/ Bernard F. Lillis, Jr.                          Date:    April 14, 2000
    -------------------------------
    Bernard F. Lillis, Jr.
    Chief Financial Officer
    Principal Accounting Officer
    Director

By: /s/ Joseph M. Greene                                 Date:   April 14, 2000
    -------------------------------
    Joseph M. Greene
    Director
    Audit Committee Member

By: /s/ Alan Rubin                                      Date:    April 14, 2000
    -------------------------------
    Alan Rubin
    Director

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                                      INDEX



                              FINANCIAL STATEMENTS


Included in Part II


Independent Auditors' Report


Reports of Independent Certified Public Accountants


Consolidated Balance Sheet at December 31, 1999


Consolidated Statements of Operations for the Years Ended
     December 31, 1999 and 1998


Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998


Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
     December 31, 1999 and 1998


Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of The Classica Group, Inc. and Subsidiaries
(formerly Saratoga Brands, Inc. and Subsidiaries)
Lakewood, New Jersey


We have audited the accompanying consolidated balance sheet of The Classica Group, Inc. and Subsidiaries (formerly Saratoga Brands Inc. and Subsidiaries) (the "Company") as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 10, 2000

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                           Consolidated Balance Sheet
                                December 31, 1999


                                     ASSETS

Current Assets:
  Cash and cash equivalents                                             $26,550

  Accounts receivable - net of allowance for doubtful accounts
     of $46,132                                                         826,186


  Inventories                                                           657,416


  Prepaid expenses and other current assets                             144,747
                                                               -----------------

      Total current assets                                            1,654,899


Fixed assets - net                                                    2,689,828

Other assets                                                            651,286

Intangible assets  - net                                              1,075,955
                                                               -----------------

      TOTAL   ASSETS                                                 $6,071,968
                                                               =================

               See notes to the Conslidated Financial Statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                     Consolidated Balance Sheet (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:
  Accounts payable and accrued expenses                              $2,208,989


  Current portion of long-term debt                                     177,667


  Current portion of capital lease obligations                           78,111
                                                                 ---------------

      Total current liabilities                                       2,464,767

Long-term debt                                                          750,417

Capital lease obligations                                               253,041
                                                                 ---------------

      Total liabilities                                               3,468,225
                                                                 ---------------

                 COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)

                              STOCKHOLDERS' EQUITY

Preferred stock                                                         397,898
  Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding.

Common stock                                                              1,009
  Par value $.001 - 25,000,000 shares authorized,1,009,333 share issued and outstanding

Additional paid-in-capital                                              525,114

Retained earnings                                                     1,679,722
                                                                 ---------------

      Total stockholders'equity                                       2,603,743
                                                                 ---------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $6,071,968
                                                                 ===============

               See notes to the Conslidated Financial Statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1999 and 1998


                                                       For the Year Ended
                                                           December 31,
                                              ----------------------------------
                                                    1999                1998

Net sales                                       $ 11,702,540       $ 12,754,266

Cost of sales                                      9,125,249          9,751,013
                                               ---------------------------------

Gross profit                                       2,577,291          3,003,253

Selling, general and administrative expenses       2,617,338          2,191,187

Impairment of long-lived assets                      705,000               -

Loss on abandoned operation                           52,866            482,307
                                               ---------------------------------

(Loss) income from operations                       (797,913)           329,759

Interest expense - net                               297,810            274,591
                                               ---------------------------------

(Loss) income before income taxes                 (1,095,723)            55,168

Income taxes                                          28,000             31,000
                                               ---------------------------------

Net (loss) income                               $ (1,123,723)          $ 24,168
                                               =================================


EARNINGS PER COMMON SHARE

BASIC & DILUTED

Net (loss) income                                    $ (1.11)            $ 0.02
                                               =================================



Basic weighted average shares used in computation  1,009,333            980,361

Diluted weighted average shares
   used in computation                             1,009,333          1,023,539

               See notes to the Conslidated Financial Statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998


                                                         For the Year Ended
                                                            December 31,
                                                       1999             1998
                                                  ------------------------------
Cash Flows from operating activities:
    Net income                                     $(1,123,723)        $ 24,168
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      486,010          431,118
    Impairment of assets                               705,000              -
    Provision for losses (recoveries)
      on accounts receivable                           (34,423)           2,555
    Loss on sale of equipment                              -              1,550
    Increase in accounts receivable                    125,636           14,400
    Increase in inventories                           (164,578)         (48,604)
    Increase in prepaid expenses and other
      current assets                                   (69,284)          (1,912)
    Increase in other assets                           (63,873)        (226,677)
    (Decrease) increase in accounts payable and
       accrued expenses                                846,277         (334,178)
                                                  ------------------------------
    Net cash provided by operating activities          707,042         (137,580)

Cash flows from investing activities:
    Purchase of fixed assets                          (433,213)        (295,259)
    Increase in intangible assets                          -            (61,232)

    Net cash (used in) provided by
      investing activities                            (433,213)        (356,491)

Cash flows from financing activities:
    Proceeds of long term debt                         150,250          750,000
    Repayment of long term debt                       (646,522)        (441,069)
    Proceeds from capital leasing transactions         228,125          168,775
    Repayment of capital leases                        (87,489)        (104,223)

    Net cash provided by (used in)
      financing activities                            (355,636)         373,483

Decrease in cash and cash equivalents                  (81,807)        (120,588)

Cash and cash equivalents at beginning of year         108,357          228,945

Cash and cash equivalents at end of year                26,550         $108,357

Supplemental disclosure of cash flow information:

    Interest paid                                     $299,398         $266,869
    Income taxes paid                                   $1,344           $1,350

               See notes to the Conslidated Financial Statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
            Consolidated Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1999 and 1998

                                CLASS "A" PARTICIPATING
                                 CONVERTIBLE PREFERRED
                                         SHARES
                                -----------------------
                                                                                             TREASURY SHARES,
                                                            COMMON SHARES                        AT COST
                                              AMOUNT   ----------------------            ---------------------
                                             STATED AT                        ADDITIONAL
                                 NUMBER OF  LIQUIDATION   NUMBER OF            PAID-IN     NUMBER OF           RETAINED
                                  SHARES       VALUE       SHARES     AMOUNT   CAPITAL      SHARES    AMOUNT   EARNINGS    TOTAL
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 1997       16.5     $ 397,898      955,394    $ 955   $ 531,892       (31)   $ (645) $ 2,779,277 $3,709,377
                                   -------------------------------------------------------------------------------------------------

Issuance of Common Shares
     for options exercised                                  53,970       54      (6,133)                                     (6,079)
Treasury shares cancelled                                      (31)                (645)       31     $ 645                     -
Net Income                                                                                                        24,168     24,168
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 1998       16.5       397,898    1,009,333    1,009     525,114         -         -    2,803,445  3,727,466
                                   -------------------------------------------------------------------------------------------------

Net (loss)                                                                                                    (1,123,723)(1,123,723)
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 1999       16.5     $ 397,898    1,009,333  $ 1,009   $ 525,114         -         -  $ 1,679,722 $2,603,743
                                   =================================================================================================

               See notes to the Conslidated Financial Statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

                                                    F-8

NOTE 1 --ORGANIZATION AND BUSINESSES

     The Classica Group, Inc. (formerly Saratoga Brands, Inc.) (the "Company") is a distributor of specialty cheeses and through its subsidiaries operate a food processor, distributor and mobile catering business servicing Rhode Island, eastern Connecticut and southeastern Massachusetts. In the fourth quarter of 1998, the Company abandoned the operation of its Direct Store Delivery operation due to its inability to demonstrate profitable operations. Revenues associated with this operation were $729,166 in 1998.


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances are eliminated.

INVENTORIES

     Inventories are stated at the lower of cost or market as determined by the first-in, first-out method. The components of inventories at December 31, 1999 were as follows:

       Raw Materials         Finished Goods            Total
      -------------------------------------------------------
          118,937               $538,479             $657,416


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization is computed utilizing the straight line method over the estimated useful lives of the related assets as follows:

            Fixed assets                       3 - 38.5 years
            Identifiable intangible assets     5 - 15   years

     The Company will assess the recoverability of fixed assets and intangible assets based on existing facts and circumstances and projected undiscounted cash flows generated by such assets. Should the Company's assessment indicate impairment an appropriate write-down will be recorded on a discounted cash flow basis. The Company recorded an impairment charge of $705,000 for the year ended December 31, 1999. See Note 3.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


REVENUE RECOGNITION

     Revenues are recognized upon shipment of product.


GOODWILL

     Goodwill, which represents costs in excess of the fair value of the net assets acquired, is amortized on the straight-line basis over 10 years.
     The Company will assess the recoverability of goodwill annually based on existing facts and circumstances on an undiscounted cash flow basis. Should the Company's assessment indicate impairment, an appropriate write-down will be recorded on a discounted cash flow basis.


CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.


CONCENTRATION OF RISK

     The Company does not have any single customer who accounts for more than 10% of the Company's trade receivables or sales. The Company's products are distributed nationally. Most of the Company's customers are food retailers and distributors.
     Approximately 30% of the Company's sales volume relates to products which are purchased from one supplier under an exclusive contract which runs through the year 2000 when it will come up for renewal. The Company is currently negotiating the renewal of the contract. Management believes failure to get an exclusive contract will not have a material effect on operations.


DEFERRED FINANCING COSTS

     Deferred financing costs are amortized utilizing the interest method over the life of the related indebtedness.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 as amended by SFAS No. 137, applies to all entities and to all types of derivatives, and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to materially affect the financial position or results of operations of the Company.


NOTE 3 - IMPAIRMENT LOSS

     In the fourth quarter of fiscal 1999, the Company recorded a non-cash accounting charge related to an impairment of certain long-lived and identifiable intangible assets. The asset impairment was computed in accordance with Company policy as described in Note 2. This resulted in a pre-tax non cash charge of $705,000 or $.70 per share.


NOTE 4 - FIXED ASSETS

          Fixed assets consists of the following at December 31, 1999:

                                                             Useful Life
                                                             -----------
                 Land                          $ 611,007
                 Buildings                       894,402      38.5 years
                 Furniture & equipment         1,177,038      3-10 years
                 Vehicles                        517,681     5 - 7 years
                 Leasehold Improvements           45,400         5 years
                 Equipment held for sale          10,000
                 Capital leases                  460,732
                                             ------------
                   Total cost                  3,716,260
                 Less accumulated depreciation
                  and amortization            (1,026,432)
                                             ------------
 Fixed assets, net                            $2,689,828
                                             ============

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


     Depreciation and amortization is computed on a straight-line basis. Depreciation and amortization expense was $315,102 and $263,247 for 1999 and 1998, respectively. An impairment loss of $705,000, including $525,000 related to fixed assets was recorded as a reduction of the carrying value of such assets for the year ended December 31, 1999. See Note 3.



NOTE 5 - INTANGIBLE ASSETS

     Intangible assets consists of the following at December 31, 1999:

          Goodwill                                       $300,000
          Trademarks and licenses                         555,785
          Catering routes                               1,074,622
                                                       -----------
                                                        2,110,407
          Accumulated amortization                       (854,452)
                                                       -----------
          Intangible assets, net                      $ 1,075,955
                                                       ===========


     Amortization of intangibles was $170,908 and $137,871 for 1999 and 1998, respectively. An impairment loss of $705,000, including $180,000 relating to the catering routes was recorded as a reduction of the carrying value for the year ended December 31, 1999. See Note 3.


NOTE 6 - OTHER ASSETS

     Other assets consist of the following at December 31, 1999:

     Pledged collateral account                                 $323,642
     Deferred financing costs                                     36,135
     Accounts and notes receivable                               221,311
     Deposits                                                     43,812
     Other                                                        26,386
                                                        -------------------

     Total                                                      $651,286
                                                        ===================

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)

NOTE 7-- LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1999:

      Term Loan - payable in installments through 2000.
      Interest at prime (8.50% at December 31, 1999)
      plus 1%. Secured by accounts receivable, inventories
      and fixed assets.                                                $ 35,400

      Term Loan - payable $37,500 annually  through 2002.
      Balloon payment in 2003. Interest at 8%.
      Secured by building.                                              703,125

      Note Payable, unsecured- payable in monthly installments of
      $9,375.  Interest at prime (8.50% at December 31, 1999),
      plus 1%.                                                           46,875

      Note Payable - payable in monthly installments of $4,837
      Interest at 9.865%. Secured by certain vehicles.                  131,934


      Other                                                              10,750
                                                                      ----------

      Subtotal                                                          928,084

      Less current maturities                                           177,667
                                                                      ----------

      Long -term debt                                                  $750,417
                                                                      ----------

Maturities of long-term debt are as follows:

                           2000          $177,667
                           2001            89,509
                           2002            70,283
                           2003           590,625
                                       ------------

                                         $928,084
                                       ============

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


NOTE 8 - LEASE OBLIGATIONS

     At December 31, 1999, the Company was liable under terms of noncancellable leases for the following minimum lease commitments:


                                     Capital           Operating Leases
Year Ending December 31,             Leases      Lakewood, NJ      Johnston, RI
--------------------------------------------------------------------------------
2000                               $ 108,357         $ 91,975          $ 11,700
2001                                 106,442           91,975             7,800
2002                                 100,079           91,975                 -
2003                                  76,599           91,975                 -
2004                                  12,478           61,317                 -
                                   ---------------------------------------------
Total minimum lease payments         403,955          429,217            19,500
                                                  ==============================
Less:  amount representing interest  (72,803)              (a)               (b)
                                   ---------------
Present value of net minimum lease
     payments including current
     maturities of $78,111         $ 331,152
                                   ===============


(a) The lease had a five-year term expiring on August 31 1999. The Company renewed the lease for an additional five years at an annual rental of $91,975.

(b) The lease had a two- year term expiring on September 1, 1999. The Company renewed the lease for an additional two years at an annual rental of $11,700.


Rent expense for the years ended December 31, 1999 and 1998 was $118,679 and $114,168, respectively.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


NOTE 9-- EARNINGS PER SHARE

     In accordance with SFAS No. 128 "Earnings Per Share," basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share gives effect to outstanding options and warrants. The financial statements reflect share amounts after giving effect to a reverse stock split of 1 for 5 on October 7, 1999. Earnings per common share have been computed as follows:

                                                   Year Ended
                                ------------------------------------------------
                                     December 31, 1999       December 31, 1998
                                    Basic       Diluted      Basic      Diluted
                                -------------------------  ---------------------

Net (Loss) Income               $(1,123,723) $(1,123,723)  $ 24,168    $ 24,168
                                ================================================
Average common shares
   outstanding                    1,009,333    1,009,333    980,361     980,361
Stock options and warrants               -            -          -       43,178
                                ------------------------------------------------
Total average equivalent shares   1,009,333    1,009,333    980,361   1,023,539
Net (Loss) income per share         $ (1.11)     $ (1.11)    $ 0.02      $ 0.02
                                ================================================


     Options and warrants to purchase 697,649 and 111,968 of common stock at prices ranging from per share were outstanding in 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because would have been antidilutive.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


NOTE 10- Income Taxes

     The income tax provision is comprised of the following for the years ended:



                                                               December 31,
                                                            1999         1998
                                                        ------------------------
Current
   Federal                                                 $   -      $      -
   State                                                   28,000        31,000
Deferred
   Federal                                                (94,152)   (1,194,000)
   State                                                       -             -
                                                        ------------------------
Subtotal                                                  (66,152)   (1,163,000)
Valuation allowance                                        94,152     1,194,000
                                                        ------------------------
Income tax provision                                     $ 28,000      $ 31,000
                                                        ========================

The balance sheet classification of the deferred income tax assets and liabilities is as follows:

                                     December 31,                   December 31,
                                        1999                            1998
                                     Non-current                    Non-current
                                  ----------------------------------------------
Assets                              $ 1,488,152                     $ 1,394,000
Liabilities                                  -                               -
                                  ----------------------------------------------

Subtotal                              1,488,152                       1,394,000
Less: Valuation allowance            (1,488,152)                     (1,394,000)
                                  ----------------------------------------------

Total                               $        -                      $        -
                                  ==============================================


     During the years ended December 31, 1999 and 1998, the increase in the valuation allowance was $94,152 and $1,194,000, respectively. These charges reflect increases in the valuation allowance related to the deferred tax asset which the Company has concluded is not likely to be realized.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)

     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time. The difference between the statutory rate of tax and the actual tax expense relates entirely to state tax expense.


NOTE 11 -- STOCKHOLDERS' EQUITY

     At December 31, 1999 there were 16.5 preferred shares outstanding all of which are convertible into common shares at the holder's option.


NOTE 12-- COMMITMENTS

         Factoring Agreement

     The Company is a party to a factoring agreement with GMAC Commercial Credit, LLC (GMAC)(formerly Bank of New York Financial Corporation), through June 15, 2001. The Company is required to factor substantially all of its trade receivables in return for immediate cash credit for a major portion of these factored receivables as well as a portion of the finished goods inventory. The factoring fee is 1% of the invoice amount and 1% over prime on the amount advanced under the factoring agreement. The prime rate was 8.75% at December 31, 1999. The factoring agreement provides The Company with an ability to receive advances collateralized by invoices and inventory of $2.0 million and letters of credit in favor of suppliers of an additional $1.0 million. The Company has pledged all of its accounts receivable, inventories, real estate and equipment as collateral for this credit agreement.


          Investment Banking Agreement

     On October 28, 1997, the Company entered into an investment banking agreement with M.H. Meyerson & Co., Inc. ("Meyerson"). Under the terms of the agreement, Meyerson is to provide investment-banking services to the Company on a non-exclusive basis for a five-year term. In connection with the agreement, the Company granted Meyerson warrants to purchase16,667 shares of the Company's common stock at a price of $7.50 per share and 16,667 shares at a price of $9.00 per share, a total of 33,334 shares of common stock of the Company. At December 31, 1999, all warrants were fully vested. The warrants are cancelable upon termination of the agreement; however, once vested the warrants shall remain in force until either exercised or upon expiration thereof on October 28, 2002. Additionally, the Company paid a one-time fee in the amount of $25,000, which is being amortized over the life of the agreement.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


NOTE 13 -- STOCK PLANS


     The Company's 1998 Incentive and Nonqualified Stock Option Plan was amended in 1999 to provide for the granting of options to purchase 600,000 shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of 1999, 121,540 options were available for grant under the plan and 600,0000 shares of common stock were reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan.

     The Company's 1998 Director Stock Option Plan provides for the granting of options to purchase 40,000 shares of common stock to certain directors of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of 1999, 13,000 options were available for grant under the plan and 40,000 shares of common stock were reserved for issuance under the 1998 Director Stock Option Plan.

     SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was effective for the Company for fiscal 1998. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on fair value of the equity instrument awarded. In accordance with APB No. 25 "Accounting for Stock Issued to Employees" no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plans, as all options have been granted to employees and non-employee directors with exercise prices equal to or greater than the fair market value of the underlying stock on the date of grant. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net (loss) would have been $(1,581,174) and $(77,106) for 1999 and 1998, respectively. Diluted loss per share , would have been $(1.57) and $(0.02) for 1999 and 1998, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


     Stock options transactions are summarized as follows:


                                            1999 Options             1999 Warrants            1998 Options           1998 Warrants
                                                Weighted                  Weighted                Weighted                Weighted
                                                 Average                   Average                 Average                 Average
                                                Exercise                  Exercise                Exercise                Exercise
                                     Shares        Price        Shares       Price        Shares     Price     Shares        Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year      100,889        $4.44       107,967      $10.43        88,637     $4.38     75,967        10.67

Granted                             505,460         1.25       -            -             28,000      4.63     32,000         9.84

Forfeited                           (16,667)        3.75

                                    -            -             -            -            (15,748)     4.63     -           -
-----------------------------------------------------------------------------------------------------------------------------------


Outstanding, end of year            589,682        $1.83       107,967      $10.43       100,889     $4.44    107,967       $10.43
                               ====================================================================================================

Options and warrants
   exercisable at year-end          584,349        $1.83       107,967      $10.43       100,889     $4.44     92,967       $10.43
                                            =======================================================================================
                                                 601,016
                                            =============
Weighted-average fair value of       $ 0.88                                             $ 4.1445
   options granted during the year

     The following table summarizes stock options and warrants outstanding and exercisable at December 31, 1999:

                              Weighted      Outstanding         Exercisable
                                        ----------------------------------------
                              Average               Average             Average
   Exercise        Options & Remaining  Options &  Exercise  Options &  Exercise
  Price Range       Warrants   Life     Warrants    Price    Warrants     Price
--------------------------------------------------------------------------------
$ 1.25    $ 5.00    602,350    7.42     602,349    $ 1.75    597,016     $ 1.75
  6.25      8.75     49,733    3.18     49,734       7.45     49,734       7.45
  9.00     12.50     43,066    2.30     43,066       9.88     43,066       9.88
 16.80     20.00      2,500    2.00      2,500      16.80      2,500      16.80
--------------------------------------------------------------------------------
                     697,649   6.78    697,649     $ 2.71    692,316     $ 2.71
                    =========         =========             =========

     The fair value of each option granted is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: risk free interest rate 5.5% and 5.2%; expected life 3 years and 10 years; expected volatility of 62% and 180.3%; dividend yield 0% and 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the option holder.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


Note 14-- SEGMENT REPORTING

     The  Company  adopted  Statement  Financial   Accounting  Standard  No.131,
"Disclosures about Segments of an Enterprise and Related Information (SFAS 131), in 1998.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. There are no material inter-segment sales or transfers. All revenues are generated within the United States and all revenue producing assets are located therein.


     Industry segment information is summarized as follows:

                                   Total Revenues          Operating Profits
                                  1999         1998        1999          1998
CCI                          $ 8,557,437  $ 8,148,937  $1,079,757     $ 991,581
Deli                           3,163,828    4,438,026  (1,222,010)     (284,309)
                             ---------------------------------------------------
   Total Segment              11,721,265   12,586,963    (142,253)      707,272
Eliminations and other
corporate income(expenses)       (18,725)     167,303    (655,660)     (377,513)
                             ---------------------------------------------------
Consolidated                $ 11,702,540 $ 12,754,266    (797,913)      329,759
                             ========================
Interest expense                                          297,810       274,591
                                                     ---------------------------
Consolidated (loss) income before
   income taxes                                      $ (1,095,723)     $ 55,168
                                                     ===========================

                                     Depreciation and          Identifiable
             Capital Expenditures  Amortization Expense           Assets
                 1999      1998       1999       1998        1999        1998
CCI          $ 405,915 $ 263,325  $ 180,063  $ 142,345  $ 2,178,099  $ 1,686,341
Deli            27,298    31,934    275,947    258,773    3,323,768    4,287,016
Corporate           -         -      30,000     30,000      570,101      731,694
                ================================================================
Consolidated $ 433,213 $ 295,259  $ 486,010  $ 431,118  $ 6,071,968  $ 6,705,051
                ================================================================

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (Formerly Saratoga Brands, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998
                                  (Continued)


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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


Note 16- SUBSEQUENT EVENT

     PRIVATE PLACEMENT - On February 1, 2000, the Company issued 210,000 shares of common stock in a private placement for which it received net proceeds of $300,000.