Form 10QSB
period 2000-03-31
SARATOGA BRANDS INC
filed 2000-05-15
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes.X..No....

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of May 9, 2000

         Title of Each Class                      Number of Shares Outstanding
Common Stock, $.001 par value per share                    1,267,833

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2000


                                     ASSETS

Current Assets:
   Cash and cash equivalents                                  $255,074


   Accounts receivable-net of allowance for
      doubtful accounts of $63,140                             697,494


   Inventories                                                 538,273


   Prepaid expenses and other current assets                   173,117
                                                            -----------

      Total current assets                                   1,663,958

Fixed Assets - net                                           2,667,425


Other assets                                                   544,150


Intangible assets - net                                      1,034,288

                                                            -----------

      TOTAL ASSETS                                          $5,909,821
                                                            ===========


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
               Consolidated Balance Sheet (Unaudited) (continued)
                                 March 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:
   Accounts payable and accrued expenses                    $1,962,690


   Current portion of long-term debt                           125,342


   Current portion of capital lease obligations                 76,470
                                                           ------------

       Total current liabilities                             2,164,502

Long-term debt                                                 729,687

Capital lease obligations                                      236,614
                                                           ------------

      Total liabilities                                      3,130,803
                                                           ------------


                              STOCKHOLDERS' EQUITY

Preferred stock                                                397,898
     Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding.

Common stock                                                     1,232
     Par value $.001 - 25,000,000 shares authorized,
     1,231,833 shares issued and outstanding

Additional paid-in-capital                                     853,017

Retained Earnings                                            1,526,871
                                                            -----------

      Total Stockholders' Equity                             2,779,018
                                                            -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $5,909,821
                                                            ===========

        See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES) Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999


                                                              March 31,
                                                       2000              1999
                                                  ------------------------------

Net sales                                         $ 2,622,062       $ 2,762,182

Cost of sales                                       2,031,100         1,940,595
                                                  ------------------------------

Gross profit                                          590,962           821,587

Selling, general and administrative expenses          670,158           618,478

Loss on abandoned operation                                 -            52,866
                                                  ------------------------------

(Loss) income from operations                         (79,196)          150,243

Interest expense - net                                 69,255            63,145
                                                  ------------------------------
(Loss) income before taxes                           (148,451)           87,098

Income tax provision                                    4,400             8,500
                                                  ------------------------------

Net (loss) income                                   ($152,851)         $ 78,598
                                                  ==============================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Net (loss) income                                      ($0.13)            $0.08
                                                  ==============================

Basic weighted average shares used in computation   1,155,295         1,009,333


Diluted weighted average shares used in computation 1,155,295         1,009,333


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES) Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999

                                                               March 31,
                                                         2000            1999
                                                    ----------------------------
Cash Flows from operating activities:
      Net (loss) income                              $ (152,851)       $ 78,598
Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                     130,541         117,908
      Provision for losses on accounts receivable        17,008           9,000
      Decrease (increase)in accounts receivable         111,684         (45,035)
      Decrease in inventories                           119,143             492
      Decrease (increase) in prepaid expenses
         and other assets                                78,766         (98,874)
      Decrease in accounts payable and
         accrued expenses                              (246,299)        (35,279)
                                                    ----------------------------

      Net cash provided by operating activities          57,992          26,810
                                                    ----------------------------
Cash flows from investing activities:
      Purchase of fixed assets                          (65,321)        (54,353)
      Increase in intangible assets                      (1,150)              0
                                                    ----------------------------

      Net cash provided by (used in) investing
          activities                                    (66,471)        (54,353)
                                                    ----------------------------

Cash flows from financing activities:
      Proceeds of long-term debt                              0         200,000
      Repayment of long-term debt                       (73,055)       (243,356)
      Issuance of capital stock-private placement       300,000               0
      Issuance of capital stock-exercise of options      28,126               0
      Proceeds of capital leases                              0         200,000
      Repayment of capital leases                       (18,068)        (14,151)
                                                    ----------------------------

      Net cash provided by financing activities         237,003         142,493
                                                    ----------------------------

Net increase in cash and cash equivalents               228,524         114,950

Cash and cash equivalents at beginning of period         26,550         108,357
                                                    ----------------------------
Cash and cash equivalents at end of period            $ 255,074       $ 223,307
                                                    ============================

Supplemental disclosure of cash flow information:
      Interest paid                                    $ 70,627        $ 59,753
                                                    ============================

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

         The Classica Group, Inc. (formerly Saratoga Brands, Inc.) (The "Company") through its subsidiaries is a national distributor of specialty cheeses and operates a food processor, distributor and mobile catering business servicing Rhode Island, eastern Connecticut and southeastern Massachusetts. In the first quarter of 2000, the Company formed Classica Microwave Technologies, Inc. ("CMT") which will provide an innovative microwave based food-processing system to improve the bacterial integrity of food products as well as extend the shelf life of food products.

         The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the results of operations, the financial position and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for the year ended December 31, 1999.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances are eliminated.

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at March 31, 2000.


NOTE 2 --PER SHARE DATA

         The per share data has been calculated using the weighted average number of Common Shares outstanding during each period presented on both a basic and diluted basis in accordance with SFAS 128. 675,149 outstanding options and warrants have been excluded from the computation due to their antidilutive effect. The financial statements reflect share amounts after having given effect to a reverse stock split of 1:5, which became effective October 6, 1999.

NOTE 3 --FIXED ASSETS


     Fixed assets consists of the following at March 31, 2000:

                                                           Useful Life
                                                          -------------
            Land                              $611,007
            Buildings                          894,402     38.5  years
            Furniture & equipment            1,214,270    5 - 10 years
            Vehicles                           544,503    5 -  7 years
            Leasehold improvements              46,667         5 years
            Equipment  held  for sale           10,000
            Capital Leases                     460,732
                                            -----------
                     Total Cost              3,781,581

            Less accumulated
            depreciation and amortization   (1,114,156)
                                            -----------
                     Fixed assets - net     $2,667,425
                                            ===========

NOTE  4 -- LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2000:


         Term Loan - payable in installments
         through 2000. Interest at prime plus 1%.
         Secured by accounts receivable,
         inventories and fixed assets                        $ 17,700

         Term loan - payable $37,500 annually through 2002,
         With a balloon payment in 2003.  Interest at 8%.
         Secured by building.                                 693,750

         Note payable - payable in monthly installments
         of $4,837. Interest at 9.865%.
         Secured by certain vehicles                          120,579

         Note payable, unsecured - payable in monthly
         installments of $9,375.
         Interest at prime plus 1%.                            18,750

         Other                                                  4,250
                                                            ----------
         Subtotal                                             855,029

         Less current maturities                              125,342
                                                            ----------

Long -term debt                                              $729,687
                                                            ==========

Maturities of Long Term Debt are as follows:


          2000                                              $ 104,612
          2001                                                 89,509
          2002                                                 70,283
          2003                                                590,625
                                                            ----------

                                                            $ 855,029
                                                            ==========


Note 5 -- SEGMENT REPORTING

         Industry segment information at March 31, 2000 is summarized as follows:

                                                     Total           Operating
                                                   Revenues         Profit(Loss)
                                                -------------     --------------

CCI                                              $ 1,851,062          $ 214,846
Deli                                                 698,877           (230,528)
CMT                                                        -            (12,500)
                                                -------------     --------------
   Total Segment                                   2,549,939            (28,182)
Eliminations and other
corporate income(expenses)                            72,123            (51,014)
                                                -------------     --------------

Consolidated                                     $ 2,622,062            (79,196)
                                                =============
Interest expense                                                         69,255
                                                                  --------------

Loss before income taxes                                             $ (148,451)
                                                                  ==============

                                               Depreciation
                               Capital       and Amortization      Identifiable
                             Expenditures          Expense            Assets
                           ----------------------------------------------------

CCI                           $ 11,515            $ 57,041          $1,799,411
Deli                            29,829              66,000           3,164,260
CMT                             23,977                   -              23,977
Corporate                            -               7,500             922,173
                           ====================================================
Consolidated                  $ 65,321           $ 130,541          $5,909,821
                           ====================================================

Note 6 - RECENT SALE OF UNREGISTERED SECURITIES

         On February 1, 2000, the Company sold 200,000 unregistered shares of the Company's common stock. The shares were sold to several accredited investors at $1.50 per share. Total net proceeds were $300,000 for which no commission or broker fee was paid.
         The Company intended that the shares be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Section 4(6) of the Securities Act and the provisions of Regulation D promulgated thereunder.
         Under the terms of the subscription agreement the Company is required to file a registration statement with the Securities and Exchange Commission to register for resale under the Securities Act the shares of Common Stock within 120 days of the closing.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

         The following discussion and analysis contains forward-looking statements, which involve risk and uncertainties. When used herein, the words "anticipated," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements which the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.
         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

         Net sales for the three months ended March 31, 2000 were $2,622,062 compared with $2,762,182 in 1999, a decrease of $140,120 or 5.1%. This decrease is the result of a reduction in sales of $77,844 or 10.0% at the Company's Deli King subsidiary, and $111,388 or 5.7% at CCI. The reduction in net sales at the Deli King subsidiary resulted from the loss of a significant number of independent caterers who left to move to a commissary with a location closer to the area serviced by their routes. In the first quarter of 2000, Deli King has taken steps to move its operation. The move is on schedule to be completed by the end of the second quarter. Management believes that this move will improve the profitability of the mobile catering business by substantially increasing its revenues resulting from sales to additional caterers at a more favorable location. The decrease in revenues at CCI was primarily the result of a delay in the sale of imported cheese products due to the timing of the Easter and Passover holidays in 2000. The shortfall should be made up in the second quarter.
         The Company generated gross profit of $590,962 or 22.5% of net sales in 2000, vs. $821,587 or 29.7% of net sales in 1999. The decrease in gross profit margin was the result of a reduction in gross profit of $117,464 or 69.9% at the Deli King subsidiary. Deli King's gross margin decreased because a substantial portion of their cost of sales are fixed costs. CCI's gross profit decreased to $468,252 or 25.3% of net sales in 2000 compared to $630,522 or 32.1% of net sales in 1999, a decrease of $162,270. CCI's gross profit in the quarter decreased primarily as the result of the lower import sales in the period causing the product mix to skew toward the lower margin domestic products.
         Selling, general and administrative expenses were $670,158 and $618,478 in 2000 and 1999, respectively. This represents an increase of $27,516 or 1.1% of net sales. This increase is the result of increased costs at the Deli King subsidiary resulting from an attempt to increase wholesale business as a result of the loss of caterers due to our undesirable location, and costs related to our new CMT division.

         The Company generated a net loss of $152,851 for the three months ended March 31, 2000 versus income of $78,598 for the same period in 1999. This represents a reduction of $231,449. Deli King's results from operations for 2000 were a loss of $(247,271) compared to a loss of $(137,250) in 1999. CCI's results from operations for 2000 were $157,934 compared to $309,233 in 1999.
         Interest expense was $69,225 and $63,145 for the three-months ended March 31, 2000 and 1999, respectively. The increase is the result of capital leases, which were entered into after the first quarter of 1999.
         The Company reported no provision for Federal income taxes for the three month periods ended March 31, 2000 and 1999, as the Company had a net loss for 2000 and taxable operating earnings were offset by net operating loss carry forwards in 1999. The Company reported a provision for state income taxes of $4,400 and $8,500 for the three-month periods ended March 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

         The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.
         At March 31, 2000, the Company had a net worth of $2,779,018 compared with $3,806,065 at March 31, 1999.
         The Company has limited requirements for capital expenditures in the immediate future, except for the costs related to moving the Deli King operation to its new facility, and the start-up of the new CMT division. To that end, on February 1, 2000, the Company issued 200,000 shares of its common stock in a private placement, for which it yielded net proceeds of $300,000.
         CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.
         Deli King owns real estate with a market value of approximately $1,450,000 against which there exists a mortgage in the amount of $693,750 at March 31, 2000. Additionally, Deli King has a loan collateralized by its fleet of trucks in the amount of $120,579 at March 31, 2000. Except for a capital lease on two of its computers all other Deli King assets are owned free and clear, and provide adequate collateral to support borrowing for working capital needs in that subsidiary.
         The Company utilizes capital leases for the acquisition of operating assets at the subsidiaries when appropriate. At March 31, 2000, the Company has capital leases with an unamortized balance of $313,084.
         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

Seasonality

         The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year.

Anticipated Future Growth

New Business  - Classica Microware Technologies, Inc.
         Classica Microwave Technologies, Inc. ("CMT") is currently testing microwave-processing systems for use in food processing. CMT is anticipating the delivery of its first laboratory system in early June of 2000. This system will have the ability to develop and test food products for companies looking to ensure the bacterial integrity of their products. In addition, CMT's engineer has been successful in designing a microwave system capable of drying various food products. CMT anticipates installing a second laboratory system utilizing this drying process.
         These systems will provide longer refrigerated and non-refrigerated shelf life without dependency on additives or preservatives of any kind. The Company will also have the ability to develop new products for the expansion of the product lines of its other companies.
         CMT expects to have several revenue sources including; the development of food products having bacterial integrity and extended refrigerated and non-refrigerated shelf life, the sale of systems to food processors concerned about the bacterial integrity of their products, and strategic joint ventures for product development and sales with existing food processors.
         Management believes that the future growth of the Company will be the result of five efforts; (1) the operations of the Company's new Classica Microwave Technologies, Inc. subsidiary (2) acquisition of other companies in the food and food related industries, (3) increasing sales to existing customers by offering new products and product lines, (4) obtaining new customers in the existing markets and developing new markets via current marketing channels and the internet, and (5) controlling and containing production, operating and administrative costs.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On February 1, 2000, the Company sold 200,000 unregistered shares of the Company's common stock. The shares were sold to several accredited investors at $1.50 per share. Total net proceeds were $300,000 for which no commission or broker fee was paid.
         The Company intended that the shares be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Section 4(6) of the Securities Act and the provisions of Regulation D promulgated thereunder.
         Under the terms of the subscription agreement the Company is required to file a registration statement with the Securities and Exchange Commission to register for resale under the Securities Act the shares of Common Stock within 120 days of the closing.
     Proceeds from the above private placement are being used to relocate the mobile catering business.


Item 6.  Exhibits and reports on Form 8-K

(a)       Exhibits

                  None

(b)      Reports filed on Form 8K

                  None

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized




                                              THE CLASSICA GROUP, INC.
                                              ------------------------
                                                    (Registrant)




Date:  May 12, 2000                      By:     /s/ Scott G. Halperin
                                                 ---------------------
                                                 Scott G. Halperin
                                                 Chairman
                                                 Chief Executive Officer





Date:  May 12, 2000                      By:     /s/ Bernard F. Lillis, Jr.
                                                 --------------------------
                                                 Bernard F. Lillis, Jr.
                                                 Chief Financial Officer
                                                 Principal Accounting Officer
                                                 Treasurer