Form 10QSB
period 2000-06-30
SARATOGA BRANDS INC
filed 2000-08-21
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


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

                        ---------------------------------

     Check  ,whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X.No ...


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of August 14, 2000


        Title of Each Class                      Number of Shares Outstanding
Common Stock, $.001 par value per share                   1,269,833

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
                     Consolidated Balance Sheet (Unaudited)
                                  June 30, 2000

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                            $209,055


  Accounts receivable-net of allowance for doubtful accounts
              of $79,398                                                729,325


  Inventories                                                           584,446


  Prepaid expenses and other current assets                             228,662
                                                                ----------------

             Total current assets                                     1,751,488

Fixed Assets - net                                                    2,617,235


Other assets                                                            211,093


Intangible assets - net                                                 991,470
                                                                ----------------

        TOTAL   ASSETS                                               $5,571,286
                                                                ================

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
               Consolidated Balance Sheet (Unaudited) (continued)
                                  June 30, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:
      Accounts payable and accrued expenses                          $1,816,493


      Current portion of long-term debt                                  92,677


      Current portion of capital lease obligations                       76,825
                                                               -----------------

        Total current liabilities                                     1,985,995

Long-term debt                                                          706,301


Capital lease obligations                                               217,702
                                                               -----------------

      Total liabilities                                               2,909,998
                                                               -----------------


                              STOCKHOLDERS' EQUITY

Preferred stock                                                         397,898
   Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding.

Common stock                                                              1,270
   Par value $.001 - 25,000,000 shares authorized, 1,269,833 shares issued and outstanding

Additional paid-in-capital                                              900,478

Retained Earnings                                                     1,361,642
                                                               -----------------

      Total Stockholders' Equity                                      2,661,288
                                                               -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $5,571,286
                                                               =================


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
                Consolidated Statements of Operations (Unaudited)


                         For the Three Months Ended    For the Six Months Ended
                                   June 30,                     June 30,
                             2000          1999           2000           1999
                        --------------------------------------------------------
Net sales               $ 3,005,949   $ 3,252,813    $ 5,628,011    $ 6,014,995

Cost of sales             2,361,823     2,290,531      4,392,923      4,231,126
                        --------------------------------------------------------
Gross profit                644,126       962,282      1,235,088      1,783,869

Selling, general and
administrative expenses     741,537       771,771      1,411,695      1,390,249

Loss on abandoned operation       -             -              -         52,866
                        --------------------------------------------------------

(Loss) income from
operations                  (97,411)      190,511       (176,607)       340,754

Interest expense - net       63,918        77,070        133,173        140,215
                        --------------------------------------------------------
(Loss) income before taxes (161,329)      113,441       (309,780)       200,539

Income tax provision          3,900         8,500          8,300         17,000
                        --------------------------------------------------------
Net (loss) income         ($165,229)    $ 104,941      ($318,080)     $ 183,539
                        ========================================================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Net (loss) income            ($0.13)        $0.10         ($0.26)         $0.18
                        ========================================================

Basic weighted average
shares used in computation1,259,811     1,009,333      1,207,553      1,009,333

Diluted weighted average shares
used in computation       1,259,811     1,009,333      1,207,553      1,009,333

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES) Consolidated Statement of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 2000 and 1999


                                                                June 30,
                                                          2000           1999
                                                       -------------------------
Cash Flows from operating activities:
     Net (loss) income                               $ (318,080)      $ 183,539
Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization                      261,901         235,936
     Provision for losses on accounts receivable         33,266          18,000
     Decrease (increase)in accounts receivable           63,595        (115,118)
     Decrease (increase)  in inventories                 72,970        (110,232)
     Decrease (increase) in prepaid expenses
        and other assets                                 32,638         (75,934)
     Increase (decrease) in accounts payable
        and accrued expenses                            (70,104)        138,998
                                                       -------------------------

     Net cash provided by operating activities           76,186         275,189
                                                       -------------------------
Cash flows from investing activities:
     Purchase of fixed assets                          (103,575)       (236,001)
                                                       -------------------------
     Net cash (used in) investing activities           (103,575)       (236,001)

Cash flows from financing activities:
     Proceeds of long-term debt                               0         200,000
     Repayment of long-term debt                       (129,106)       (374,076)
     Issuance of capital stock-private placement        300,000               0
     Issuance of capital stock-exercise of options       75,625               0
     Proceeds of capital leases                               0         220,985
     Repayment of capital leases                        (36,625)        (36,734)
                                                       -------------------------

     Net cash provided by financing activities          209,894          10,175
                                                       -------------------------

Net increase in cash and cash equivalents               182,505          49,363
Cash and cash equivalents at beginning of period         26,550         108,357
                                                       -------------------------
Cash and cash equivalents at end of period            $ 209,055       $ 157,720
Supplemental disclosure of cash flows information:
     Interest paid                                    $ 134,833       $ 147,175
                                                       =========================


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                (FORMERLY SARATOGA BRANDS INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

         The Classica Group, Inc. (formerly Saratoga Brands, Inc.) (The "Company") through its subsidiaries is a national distributor of specialty cheeses and operates a food processor, distributor and mobile catering business servicing Rhode Island, eastern Connecticut and southeastern Massachusetts. In the first quarter of 2000 the Company formed Classica Microwave Technologies, Inc. ("CMT"), which will provide an innovative microwave based food-processing system to improve the bacterial integrity of food products as well as extend the shelf life of food products.

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

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at June 30, 2000.

NOTE 2 -PER SHARE DATA

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


NOTE 3 -FIXED ASSETS


         Fixed assets consists of the following at June 30, 2000:

                                                                  Useful Life

Land                                                  $611,007
Buildings                                              894,402      37.5 years
Furniture & equipment                                1,262,626    5 - 10 years
Vehicles                                               534,501     5 - 7 years
Leasehold improvements                                  46,667         5 years
Equipment held for sale                                 10,000
Capital Leases                                         460,732
                                                  -------------
     Total Cost                                      3,819,935
Less accumulated depreciation and amortization      (1,202,700)
                                                  -------------
     Fixed assets - net                             $2,617,235
                                                  =============


NOTE 4 -- LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2000:


         Mortgage - payable $37,500 annually through 2002,
         With a balloon payment in 2003.
         Interest at 8%. Secured by building.                        $684,375

         Note payable - payable in monthly installments of $4,837
         Interest at 9.865%. Secured by certain vehicles              112,853

         Other                                                          1,750
                                                                    ----------
         Subtotal                                                     798,978

         Less Current Maturities                                       92,677
                                                                    ----------
Long -term debt                                                      $706,301
                                                                    ==========

Maturities of Long Term Debt are as follows:


   2000                                                             $ 48,561
   2001                                                               89,509
   2002                                                               70,283
   2003                                                              590,625
                                                            -------------------

                                                                   $ 798,978
                                                            ===================




Note 5 -- SEGMENT REPORTING

    Industry segment information at June 30, 2000 is summarized as follows:


                                                 Total               Operating
                                                 Revenues           Profit(Loss)
                                          ------------------      --------------

CCI                                             $ 4,197,863           $ 443,651
Deli                                              1,391,628            (380,959)
CMT                                                       -             (32,664)
                                          ------------------      --------------
   Total Segment                                  5,589,491              30,028
Eliminations and other
corporate income(expenses)                           38,520            (206,635)
                                          ------------------      --------------
    Consolidated                                $ 5,628,011            (176,607)
                                          ==================
Interest expense                                                        133,173
                                                                  --------------

Income before income taxes                                           $ (309,780)
                                                                  ==============

                                                Depreciation
                                Capital       and Amortization   Identifiable
                             Expenditures         Expense           Assets
                           -----------------------------------------------------

CCI                                 $ 26,243          $ 114,486      $1,976,649
Deli                                  38,455            132,000       3,082,444
CMT                                   34,000                  -          34,000
Corporate                              4,977             15,415         478,193
                           =====================================================
Consolidated                       $ 103,675          $ 261,901      $5,571,286
                           =====================================================


Note 6 - PRIVATE PLACEMENT

     On February 1, 2000, the Company issued 200,000 shares of common stock in a private placement for which it received net proceeds of $300,000.

Item 2.  Management's Discussion and Analysis


         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

         Net sales for the three months ended June 30, 2000 were $ 3,005,949, compared with $3,252,813 in 1999, a decrease of $246,864 or 7.6%. This decrease is the result of a reduction in sales of $179,635 or 28.3% at the Company's Deli King subsidiary, and $34,593 or 1.5% at CCI. The reduction in net sales at the Deli King subsidiary resulted from the loss of a significant number of independent caterers who left to move to a commissary with a location closer to the area serviced by their routes. In the first quarter of 2000 Deli King took steps to move its operation. The move is on schedule to be completed in
September 2000. Management believes that this move will improve the profitability of the mobile catering business by substantially increasing its revenues as the result regaining some or all of the business lost and gaining new business from caterers operating in the area of the new facility. The decrease in revenues at CCI was primarily the result of the decline in sales to one of our customers who services a specialized segment of the food service industry. This decline is expected to be temporary and to reverse near the end of the third quarter. In addition, the Company implemented an aggressive pricing policy in the second quarter to generate volume for its imported products.

         The Company generated gross profit of $644,146 or 21.4% of net sales in 2000, vs. $962,282 or 29.6% of net sales in 1999. The decrease in gross profit margin was the result of a reduction in gross profit of $95,904 or 38.1% at the Deli King subsidiary. Deli King's gross margin decreased because a substantial portion of their cost of sales are fixed costs. CCI's gross profit decreased to $522,057 or 22.2% of net sales in 2000 compared to $711,673 or 29.9% of net sales in 1999, a decrease of $189,616. CCI's gross profit in the quarter decreased primarily as the result of the loss of some high-margin sales, and an aggressive pricing policy undertaken in order to generate sales volume.

         Selling, general and administrative expenses were $741,537 and $771,771 in 2000 and 1999, respectively. This represents a decrease of $30,234 or 1.0% of net sales.

         Interest expense was $63,918 and $77,070 for the three months ended June 30, 2000 and 1999 respectively. The decrease is the result of the repayment of long-term debt and capital leases resulting in less interest being due.

         The Company reported no provision for Federal income taxes for the three month periods ended June 30, 2000 and 1999, as the Company had a net loss for 2000 and taxable operating earnings were offset by net operating loss carry forwards in 1999. The Company reported a provision for state income taxes of $3,900 and $8,500 for the three-month periods ended June 30, 2000 and 1999, respectively.

         Net Loss for the three months ended June 30, 2000 was ($165,229) versus income of $104,941 in 1999, a reduction in income of $270,170. This included a reduction in income of $220,502 at DKI, and the recognition of an unrealized loss of $ 33,915 on an investment held as collateral for an obligation owed to one of CCI vendors.


Results of Operations for the Six Months Ended June 30, 2000 and 1999

         Net sales for the six months ended June 30, 2000 were $ 5,628,011, compared with $6,014,995 in 1999, a decrease of $386,984 or 6.9%. This decrease is the result of a reduction in sales of $257,479 or 15.6% at the Company's Deli King subsidiary, and $145,981 or 3.4% at CCI. The reduction in net sales at the Deli King subsidiary resulted from the loss of a significant number of independent caterers who left to move to a commissary with a location closer to the area serviced by their routes. In the first quarter of 2000 Deli King took steps to move its operation. The move is on schedule to be completed in
September 2000. Management believes that this move will improve the profitability of the mobile catering business by substantially increasing its revenues as the result regaining some or all of the business lost and gaining new business from caterers operating in the area of the new facility. The decrease in revenues at CCI was primarily the result of the decline in sales to one of their customers who services a specialized segment of the food service industry. This decline is expected to be temporary and to reverse near the end of the third quarter. In addition, the Company implemented an aggressive pricing policy in the second quarter to generate volume for its imported products.

         The Company generated gross profit of $1,235,088 or 21.9% of net sales in 2000, vs. $1,783,869 or 29.7% of net sales in 1999. The decrease in gross profit margin was the result of a reduction in gross profit of $213,371 or 50.9% at the Deli King subsidiary. Deli King's gross margin decreased because a substantial portion of their cost of sales are fixed costs. CCI's gross profit decreased to $990,309 or 23.6% of net sales in 2000 compared to $1,342,195 or 30.9% of net sales in 1999, a decrease of $351,886. CCI's gross profit in the six-month period decreased primarily as the result of the loss of some high-margin sales and an aggressive pricing policy undertaken in order to generate sales volume.

         Selling, general and administrative expenses were $1,411,695 and $1,390,249 in 2000 and 1999, respectively. This represents an increase of $21,446 or 0.4% of net sales. This increase is the result of increased costs at the Deli King subsidiary resulting from an attempt to increase wholesale business as a result of the loss of caterers due to our undesirable location, and costs related to our new CMT division.

         Interest expense was $133,173 and $140,215 for the six months ended June 30, 2000 and 1999 respectively. The decrease is the result of the scheduled repayment of long-term debt and capital lease obligations.

         The Company reported no provision for Federal income taxes for the three-month periods ended June 30, 2000 and 1999, as the Company had a net loss for 2000 and taxable operating earnings were offset by net operating loss carry forwards in 1999. The Company reported a provision for state income taxes of $8,300 and $17,000 for the six-month periods ended June 30, 2000 and 1999, respectively.

         Net Loss for the six months ended June 30, 2000 was ($318,080) versus income of $183,539 in 1999. This represents a decrease in income of $501,619. Deli King's results from operations for 2000 were a loss of $(407,217) compared to a loss of $(84,466) in 1999. CCI's results from operations for 2000 were income of $329,126 compared to $470,217 in 1999. Net corporate expense for the quarter was $239,299 for 2000 as compared to $202,212. Current year expenses included certain start-up expenses for CMT and certain expenses related to the move at DKI.

Liquidity and Capital Resources

         In addition to cash generated by operations, the Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.

         At June 30, 2000, the Company had a net worth of $2,661,288 compared with $3,911,006 at June 30, 1999. In addition to operating losses, the reduction in net worth reflects a $705,000 write-down in the value of long-lived assets taken at December 31, 1999.

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

          Deli King owns real estate with a market value of approximately $1,400,000 against which there exists a mortgage in the amount of $684,375 at June 30, 2000. Additionally, Deli King has a loan collateralized by its fleet of trucks in the amount of $112,853 at June 30, 2000. Except for a capital lease on two of its computers all other Deli King assets are owned free and clear, and provide adequate collateral to support borrowing for working capital needs in that subsidiary.

         The Company utilizes capital leases for the acquisition of operating assets at the subsidiaries when appropriate. At June 30, 2000, the Company has capital leases with an unamortized balance of $294,527.

         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.

Seasonality

         The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year.


Anticipated Future Growth

New Business  - Classica Microware Technologies, Inc.

         Classica Microwave Technologies, Inc. ("CMT") is currently testing microwave-processing systems for use in food processing. CMT is anticipating the delivery of its first laboratory system in the Fall of 2000. This system will have the ability to develop and test food products for companies looking to ensure the bacterial integrity of their products. In addition, CMT's engineer has been successful in designing a microwave system capable of drying various food products. CMT anticipates installing a second laboratory system utilizing this drying process.

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

Effects of Recently Issued Accounting Standards

During 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for periods beginning after June 15, 1999. During 1999, the FASB delayed the effective date for one year to fiscal years beginning after June 15, 2000. It is anticipated that the adoption of this statement will not affect the Company's financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation and disclosure of revenue, and will be implemented by the Company in the quarter ending December 31, 2000. The Company continues to study the SAB, however, it is anticipated that its adoption will not affect the Company's financial position or results of operations.

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




Date:  August 21, 2000                By:      /s/ Scott G. Halperin
                                               ---------------------
                                                   Scott G. Halperin
                                                   Chairman
                                                   Chief Executive Officer




Date:  August 21, 2000                By:      /s/ Bernard F. Lillis, Jr.
                                               --------------------------
                                                   Bernard F. Lillis, Jr.
                                                   Chief Financial Officer
                                                   Principal Accounting Officer
                                                   Treasurer