Form 10QSB
period 2000-09-30
SARATOGA BRANDS INC
filed 2000-11-20
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000


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

                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X.. No ......

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2000:


          Title of Each Class                   Number of Shares Outstanding
Common Stock, $.001 par value per share                  1,511,119

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                               September 30, 2000


                                     ASSETS

Current Assets:
    Cash and cash equivalents                                         $234,328


    Accounts receivable-net of allowance for doubtful accounts
        of $95,413                                                   1,240,420


    Inventories                                                        530,107


    Prepaid expenses and other current assets                          146,369
                                                                   -------------

         Total current assets                                        2,151,224

Fixed Assets - net                                                   2,665,041


Other assets                                                            74,308


Intangible assets - net                                                948,654
                                                                   -------------

          TOTAL   ASSETS                                            $5,839,227
                                                                   =============


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                               September 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:
    Accounts payable and accrued expenses                           $1,784,249


    Current portion of long-term debt                                   89,997


    Current portion of capital lease obligations                        76,825
                                                                   -------------

         Total current liabilities                                   1,951,071

Long-term debt                                                         683,768


Capital lease obligations                                              188,362
                                                                   -------------

          Total liabilities                                          2,823,201
                                                                   -------------


                              STOCKHOLDERS' EQUITY

Preferred stock                                                        397,898
    Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5 shares are issued and outstanding.

Common stock                                                             1,511
    Par value $.001 - 25,000,000 shares authorized, 1,511,119 shares issued and outstanding

    Additional paid-in-capital                                       1,504,387

Retained Earnings                                                    1,112,230
                                                                   -------------

          Total Stockholders' Equity                                 3,016,026
                                                                   -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $5,839,227
                                                                   =============


        See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                  For the Three Months      For the Nine Months
                                   Ended September 30,      Ended September 30,
                                     2000        1999         2000        1999
                                 -----------------------------------------------

Net sales                        $2,704,249  $3,142,161   $8,332,260  $9,157,156

Cost of sales                     2,130,424   2,210,066    6,523,347   6,441,192
                                 -----------------------------------------------
Gross profit                        573,825     932,095    1,808,913   2,715,964

Selling, general and
   administrative expenses          754,186     716,387    2,165,881   2,106,636

Loss on abandoned operation               0           0            0      52,866
                                 -----------------------------------------------

(Loss) income from operations      (180,361)    215,708     (356,968)    556,462

Interest expense - net               69,051      77,652      202,224     217,867
                                 -----------------------------------------------

(Loss) income before taxes         (249,412)    138,056     (559,192)    338,595

Income tax provision                 21,600       8,300       38,600           0
                                 -----------------------------------------------

Net (loss) income                 ($249,412)   $116,456    ($567,492)   $299,995
                                 ===============================================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Net (loss) income                    ($0.19)      $0.12       ($0.45)      $0.30

Basic weighted average shares
   used in computation            1,309,988   1,009,333    1,257,756   1,009,333

Diluted weighted average shares
   used in computation            1,309,988   1,009,333    1,257,756   1,009,333


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2000 and 1999

                                                               September 30,
                                                             2000         1999
                                                        ------------------------
Cash Flows from operating activities:
      Net (loss) income                                 $ (567,492)   $ 299,995

Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
      Depreciation and amortization                        393,333      354,369
      Provision for losses on accounts receivable           49,281       27,000
      (Increase)in accounts receivable                    (463,515)    (356,180)
      Decrease (increase)  in inventories                  127,309      (53,057)
      (Increase) in prepaid expenses and other assets       (1,622)    (176,231)
      Decrease in other assets                             576,978            0
      Increase (decrease) in accounts payable and
           accrued expenses                               (424,740)     428,523
                                                        ------------------------
      Net cash (used in) provided by operating activities (310,468)     524,419
                                                        ------------------------

Cash flows from investing activities:
      Purchase of fixed assets                            (241,245)    (405,653)
                                                        ------------------------
      Net cash used in investing activities               (241,245)    (405,653)
                                                        ------------------------

Cash flows from financing activities:
      Proceeds of long-term debt                                        200,000
      Repayment of long-term debt                         (154,319)    (612,336)
      Issuance of capital stock-private placement          300,000            0
      Issuance of capital stock-exercise of options        679,775            0
      Proceeds of capital leases                                 0      371,235
      Repayment of capital leases                          (65,965)     (71,750)
                                                        ------------------------
      Net cash provided by (used in) financing activities  759,491     (112,851)
                                                        ------------------------

Net increase in cash and cash equivalents                  207,778        5,915

Cash and cash equivalents at beginning of period            26,550      108,357
                                                        ------------------------

Cash and cash equivalents at end of period               $ 234,328    $ 114,272
                                                        ========================

Supplemental disclosure of cash flows information:

      Interest paid                                      $ 198,957    $ 212,367
                                                        ========================


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

     The Classica Group, Inc. (The "Company") through its subsidiaries is a national distributor of specialty cheeses and operates a food processor, distributor and mobile catering business servicing Rhode Island, eastern
Connecticut and southeastern Massachusetts. In the first quarter of 2000 the Company formed Classica Microwave Technologies, Inc. ("CMT"), which will provide an innovative microwave based food-processing system to improve the bacterial integrity of food products as well as extend the shelf life of food products.

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

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at September 30, 2000.


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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 3 -- SEGMENT REPORTING

         Industry segment information at September 30, 2000 is summarized as follows:

                                                  Total            Operating
                                                Revenues          Profit(Loss)
                                         ------------------     --------------

CCI                                           $ 6,334,535          $ 699,477
Deli                                            1,924,387           (660,825)
CMT                                                     0            (50,330)
                                         ------------------     --------------
   Total Segment                                8,258,922            (11,678)
Eliminations and other
corporate income(expenses)                         73,338           (345,290)
                                         ------------------     --------------

Consolidated                                  $ 8,332,260           (356,968)
                                         ==================
Interest expense                                                     202,224
                                                                --------------

Income before income taxes                                        $ (559,192)
                                                                ==============


                                               Depreciation
                               Capital       and Amortization   Identifiable
                            Expenditures         Expense           Assets
                          ----------------------------------------------------

CCI                                $ 34,925          $ 172,003     $2,009,520
Deli                                167,343            198,091      3,088,493
CMT                                  34,000                  -         34,000
Corporate                             4,977             23,239        707,214
                          ====================================================
Consolidated                      $ 241,245          $ 393,333     $5,839,227
                          ====================================================


Note 4 - PRIVATE PLACEMENT

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

Results of Operations for the Three Months Ended September 30, 2000 and 1999

     Net sales for the three months ended September 30, 2000 were $2,704,249, compared with $3,142,161 in 1999, a decrease of $437,912 or 13.9%. The reduction in net sales at the Deli King subsidiary resulted from the loss of a significant number of independent caterers who left to move to a commissary with a location closer to the area serviced by their routes. In the first quarter of 2000 Deli King took steps to move its operation. The move was completed in September 2000. Management believes that this move will improve the profitability of the mobile catering business by substantially increasing its revenues as the result regaining some or all of the business lost and gaining new business from caterers operating in the area of the new facility. The decrease in revenues at CCI was primarily the result of the decline in sales to one of our customers who services a specialized segment of the food service industry. This decline is expected to be temporary and to reverse by the end of the year. In addition, the Company implemented an aggressive pricing policy in the second half of the year to generate volume for its imported products.

     The Company generated gross profit of $573,825 or 21.1% of net sales in 2000, vs. $932,095 or 29.7% of net sales in 1999. The decrease in gross profit margin at Deli King was the result of a substantial portion of their costs being fixed in the face of severely declining sales. CCI's gross profit in the quarter decreased primarily as the result of the loss of some high-margin sales, and an aggressive pricing policy undertaken in order to generate sales volume.

     Selling, general and administrative expenses were $754,186 and $716,387 in 2000 and 1999, respectively. This represents a decrease of $37,779 or 5.3 % of net sales.

     Interest expense was $69,051 and $77,652 for the three months ended September 30, 2000 and 1999 respectively. The decrease is the result of the repayment of long-term debt and capital leases resulting in less interest being due.

     The Company reported no provision for Federal income taxes for the three month periods ended September 30, 2000 and 1999, as the Company had a net loss for 2000 and taxable operating earnings were offset by net operating loss carry forwards in 1999. The Company reported a provision for state income taxes of $-0- and $21,600 for the three-month periods ended September 30, 2000 and 1999, respectively.

     Net Loss for the three months ended September 30, 2000 was ($249,412) versus income of $116,456 in 1999, a reduction in income of $365,868. This included a loss of $305,190 at DKI, and certain start-up expenses at CMT.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

         Net sales for the nine months ended September 30, 2000 were $ 8,332,260, compared with $9,157,156 in 1999, a decrease of $824,896 or 9.0%.
This decrease is the result of a reduction in sales of $546,938 at the Company's Deli King subsidiary, and $277,958 at CCI. The reduction in net sales at the Deli King subsidiary resulted from the loss of a significant number of independent caterers who left to move to a commissary with a location closer to the area serviced by their routes. In the first quarter of 2000 Deli King took steps to move its operation. The move was at the end of September 2000. Management believes that this move will improve the profitability of the mobile catering business by substantially increasing its revenues as the result regaining some or all of the business lost and gaining new business from caterers operating in the area of the new facility. The decrease in revenues at CCI was primarily the result of the decline in sales to one of their customers who services a specialized segment of the food service industry. This decline is expected to be temporary and to reverse near the end of the third quarter. In addition, the Company implemented an aggressive pricing policy in the second quarter to generate volume for its imported products.

         The Company generated gross profit of $1,808,913 or 21.7% of net sales in 2000, vs. $2,715,964 or 29.7% of net sales in 1999. Duplications in operating costs and other fixed operating expenses at Deli King, Inc. during construction caused excessive operating costs during this period.

         Selling, general and administrative expenses were $2,165,881 and $2,106,636 in 2000 and 1999, respectively. This represents an increase of $59,245 or 0.9% of net sales. This increase is the result of increased costs at the Deli King subsidiary resulting from an attempt to increase wholesale business as a result of the loss of caterers due to our undesirable location, and costs related to our new CMT division.

     Interest expense was $202,224 and $217,867 for the nine months ended September 30, 2000 and 1999 respectively. The decrease is the result of the scheduled repayment of long-term debt and capital lease obligations.
         The Company reported no provision for Federal income taxes for nine-month periods ended September 30, 2000 and 1999, as the Company had a net loss for 2000 and taxable operating earnings were offset by net operating loss carry forwards in 1999. The Company reported a provision for state income taxes of $8,300 and $38,600 for the nine-month periods ended September 30, 2000 and 1999, respectively.

     Net Loss for the nine months ended September 30, 2000 was ($567,492) versus income of $299,995 in 1999. This represents a decrease in income of $867,487.

Liquidity and Capital Resources

     In addition to cash generated by operations, the Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings and the issuance of equity securities.

     At September 30, 2000, the Company had a net worth of $3,016,026 compared with $4,027,461 at September 30, 1999. In addition to operating losses, the reduction in net worth reflects a $705,000 write-down in the value of long-lived assets taken at December 31, 1999.

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

     Deli King owns real estate with a market value of approximately $1,400,000 against which there exists a mortgage in the amount of $675,000 at September 30, 2000. Additionally, Deli King has a loan collateralized by its fleet of trucks in the amount of $97,015 at September 30, 2000. Except for a capital lease on two of its computers all other Deli King assets are owned free and clear, and provide adequate collateral to support borrowing for working capital needs in that subsidiary.

     The Company utilizes capital leases for the acquisition of operating assets at the subsidiaries when appropriate. At September 30, 2000, the Company has capital leases with an unamortized balance of $265,187.

     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations.


Seasonality

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year.

Anticipated Future Growth

New Business  - Classica Microware Technologies, Inc.

     Classica Microwave Technologies, Inc. ("CMT") is currently testing microwave-processing systems for use in food processing. CMT is anticipating the delivery of its first laboratory system in early 2001. This system will have the ability to develop and test food products for companies looking to ensure the bacterial integrity of their products. In addition, CMT's engineer has been successful in designing a microwave system capable of drying various food products. CMT anticipates installing a second laboratory system utilizing this drying process.

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




Date:  November 15, 2000             By:      /s/ Scott G. Halperin
                                              ---------------------
                                                  Scott G. Halperin
                                                  Chairman
                                                  Chief Executive Officer




Date:  November 15, 2000             By:      /s/ Bernard F. Lillis, Jr.
                                              --------------------------
                                                  Bernard F. Lillis, Jr.
                                                  Chief Financial Officer
                                                  Principal Accounting Officer
                                                  Treasurer