Form 10KSB
period 2000-12-31
SARATOGA BRANDS INC
filed 2001-04-17
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                                 (732) 363-3800
                           (Issuer's telephone number)
                        ---------------------------------
     Securities registered under section 12(b) of the Exchange Act:
    Title of each class             Name of each exchange on which registered
  ___________________________      __________________________________________

     Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..
No.....

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

     Revenues for the fiscal year ended December 31, 2000 were $8,305,879.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
     Note; if determining whether a person is an affiliate will involve unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.
     The aggregate market value of the voting stock held by non-affiliates as of December 31, 2000 was $ 4,921,698

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


         Title of Each Class                      Number of Shares Outstanding
Common Stock, $.001 par value per share        1,812,127 as of December 31, 2000

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

    Transitional Small Business Disclosure Format (Check one): Yes.....No..x..

PART 1

Item 1.  Business

         General development of business

         The Classica Group, Inc. (the "Company") is a New York corporation, headquartered in Lakewood, New Jersey. The Company has currently two principal business lines: (i) producing and importing specialty cheeses and Italian foods (the "cheese business") and (ii) providing solutions to serious bacterial problems facing the food industry in addition to providing an innovative microwave based processing system designed to maximize productivity while reducing operating costs in food processing (the "microwave processing business").

         Acquired Assets

         Effective October 2, 2000 the Company acquired a fully operational microwave-testing laboratory, and five patents registered with the United States Patent office. These five patents together with the proprietary knowledge OF Engineer Ruozi ACQUIRED through over 25 years experience in the application of microwave technology for use in the food industry hold the key to the Company's success in the microwave-processing arena. Additionally, the Company has the rights to several additional European patents, pending verification of their viability. Classica Microwave Technologies, Inc. ("CMT") will utilize the laboratory under the direction of its chief engineer Giuseppe Ruozi.

         Discontinued business

         From February 1996 through March 2001, the Company's wholly owned subsidiary, Deli King, Inc. sold products, some of which it prepared, to mobile catering truck customers as well as provided support services to these customers. Deli King has incurred substantial losses since its acquisition and despite recent attempts to curb such losses continued to be unprofitable. Therefore, at the end of 2000 the Company decided to discontinue its mobile catering business.

         Description of business

         The Company's cheese business, Cucina Classica Italiana, Inc. ("CCI"), is engaged in the production, importation and distribution of premium cheeses and Italian foods, and is located at the Company's headquarters in Lakewood, New Jersey.

         Classica Microwave Technologies, Inc. ("CMT") is the Company's newest business. CMT will provide safe foods solutions, through its automated microwave processing systems for bulk & processed foods as well as liquid products. Additionally, CMT's systems extend the fresh refrigerated and non- refrigerated shelf life of food products without the use of chemical assistance, while reducing overall operating, inventory storage and delivery costs without sacrificing productivity. CMT employs the engineer who has been a key developer of this process and who is also one of the leading European experts in the field of microwave technology as it applies to the food industry. The unique marriage of microwave technology and proprietary knowledge over years of research & development and practical application allows CMT to enter the growing field of food safety processing systems without the many costs specific to research and development the extensive time usually necessary for system design. CMT will utilize existing patents recently acquired by The Classica Group and will pursue new patent filings for specific additional applications for the food industry. This technology will provide various sources of revenues including its core business of food safety through the sales of microwave systems, the assisting of manufacturers in product development while cultivating possible joint ventures as well as potential acquisitions.
         Microwave technology has long been used in the food industry as a form of energy for various applications such as cooking and defrosting. However, due to the inability to control the uniformity of heating, its use as a method to insure bacterial safety could not be trusted. CMT's system was designed to insure bacterial integrity through the use of microwave energy as a catalyst for quick heat and hot air as a guarantee of temperature uniformity. This combination of microwave energy and hot air in a controlled environment allows foods in an atmospherically controlled package to be pasteurized or sterilized for consumer protection against bacterial intrusion. The system is controlled by a PLC that eliminates the possibility of human error and allows each product its own pre-tested program in the system. The system also has its own monitoring program that will alert an operator to any potential malfunction that could jeopardize the pasteurization or sterilization process.

         Products

         The Cheese Business. CCI is a producer of specialty Italian-style cheeses and Greek-style Feta and a major importer of Italian specialty cheeses, and Prosciutto di Parma (Italian ham). CCI distributes its products nationally with its heaviest areas of distribution located on the East and West Coasts of the United States. Its customers are other importers and large distributors who sell to smaller distributors and retail accounts. Sixty five percent of sales are food service; i.e., sales to restaurants, catering houses and other businesses in the leisure industry.

         CCI markets Italian specialty and Greek-style Feta cheeses. Bel Paese(R) is a semi-soft natural cheese, manufactured in 5 lb. bulk wheels and 6 oz. mini wheels. In reply to customer demand, several flavors such as Basil and Sun-dried Tomatoes, Roasted Garlic, and Hot Red Pepper flavored Bel Paese have been added to the line. Greek-style Feta cheese and Feta flavored with dill, oregano, sun-dried tomatoes and basil, and with peppercorn are produced in random and in exact weight portions. Freshly grated and shredded Romano and Parmesan cheeses are also produced by CCI and are sold both in bulk for institutional use and in consumer-sized cups. Dry grated Parmesan and Romano are available in canisters under the Cucina Classica Italiana(R) brand. CCI annually produces approximately 300,000 pounds of Bel Paese(R) and 150,000 pounds of Feta.
         Galbani(R) Mascarpone, Gorgonzola Dolcelatte and Bel Paese(R) Medallions are CCI's imported products. 750,000 pounds of Galbani Mascarpone, a specialty dessert cheese was imported in 2000. CCI imports more than 50% of the nation's imported Mascarpone. In 2000, the Company imported 250,000 pounds or approximately four and one half million individual medallions of Bel Paese Process Medallions, a soft, spreadable cheese.
         Procuitto di Parma and Gorgonzola Dolcelatte(R), the Italian blue-mold cheese, round out the line with 2000 imports of 35,000 pounds and 55,000 pounds, respectively.
         CCI also imports Parmigiano Reggiano, Grana Padano, and Pecorino Romano, which are sold in whole wheels, pre-cut portions or freshly grated in deli cups.

         New Products and Expansion

         CCI is continually seeking to expand its product line by either producing or importing new products. In 2000 CCI is assisted S.p.A. Egidio Galbani ("Galbani") in a marketing project to determine if there is a market for Galbani's short shelf life products, such as fresh mozzarella, in the United States. In addition, with a view toward decreasing its dependence on the food service industry, CCI is currently studying the packaging of its products to make them consumer friendly for the retail market.
         CMT's post packaging microwave systems offer food safety advantages to frozen, fresh refrigerated and shelf stable food processors. However, fresh refrigerated and shelf stable food processors will benefit from all the advantages of our technology. Presently, our pasteurization applications have been used for prepared foods, fresh pastas, breads, juices and other liquids. The sterilization applications are presently used for prepared meals and the drying applications are being used for bakery and bread items.
         CMT is in the latter stages of designing technically advanced drying systems that will offer the meat industry the ability to process cured meats at a rate up to 10 times faster than the methods being used today. These systems will also have applications to both the produce and vegetable markets for sanification and drying.
         Additionally, other applications are being studied.

         Competitive Position

         CCI maintains a strong presence in the Italian specialty food market. CCI offers trade promotions to its major customers, provides point-of-sale materials to help product sell-through at the retail level, offers consumers various incentives to buy its products and uses consumer and trade media to increase product awareness nationwide.
         We presently are not aware of any microwave-based system that provides pasteurization or sterilization without any affect on the organoleptic properties of the finished product. There are other forms of pasteurization and sterilization presently being used and accepted by the consumer. Hot air systems, steam systems, water systems and retort chambers offer pasteurization and sterilization capabilities, however, CMT's microwave system offers more advantages in one system than any other individual system. These advantages include better organoleptic characteristics on the product, reduced processing time, and reduced space requirements, higher automation level, less manpower requirements and the use of cleaner energy.

         Product Line Exclusivity License & Trademark Agreements

         CCI is the exclusive U.S. importer of the Galbani line of Italian specialty cheeses and meat products. Egidio Galbani, S.p.A. of Milan, Italy, is a major force in the European Dairy Market with an annual sales volume of about US$1.4 billion dollars and is a subsidiary of GROUPE DANONE, with an annual sales volume of approximately US$15 billion dollars.
         CCI has the exclusive right to import Galbani products into the U.S., and is the only company worldwide with the license to manufacture cheeses bearing the Galbani trademarks. The Product Exclusivity and License to Manufacture Agreements are granted in a contract, which runs through the year 2003 when it will be subject to renewal.
         CCI's trademarks are Cucina Classica Italiana(R), Classika(R) and Tal-Fino(R). CCI is currently applying for the trademark Classica and uses the
(TM) symbol to denote its application.
         CMT will utilize five US patents purchased by the Company in October of 2000, these patents have effective lives of at least 10 years, and provide CMT with exclusivity in marketing our technology.

         Government Regulations

         All of the Company's subsidiaries are subject to regulations of the U.S. Department of Agriculture (USDA) and The U.S. Food and Drug Administration
(FDA).
         The USDA establishes regulations for cheese identity and also oversees the importation of meat products into the U.S. The FDA regulates cheese labeling and has established strict guidelines regarding ingredients and nutritional information.
         CMT's Pasteurization systems technology is presently being used in USDA plants in the United States. CMT will proceed to work with potential clients interested in sterilization, which will require individual product approval rather blanket approval of the equipment.

         Research & Development

         Research costs for CCI are minimal. In recent years, CCI has expended research and development costs related to developing new cheeses (reduced fat, spreadable versions of current semi-soft cheeses, new flavor extensions to existing lines).
         CMT plans on allocating substantial resources to product testing and development. It is estimated that several million dollars has been spent toward the development and design of present systems.

         Cost and Effects of Compliance with Environmental Laws

         The costs and effects of compliance with environmental laws are not material to our operations.

         Current Employees

         The Company and its subsidiaries currently employ 35 people of which 32 are full time.


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

         CMT occupies a 2,000 square foot product-testing center within CCI's facility in Lakewood, New Jersey. This center houses CMT's laboratory size microwave pasteurization and sterilization system and a kitchen equipped for food preparation. This product-testing center will be used for food product development under pasteurization or sterilization for clients interested in purchasing a system, joint venture interests or potential acquisition candidates.
         Deli King owns a 28,000 square foot building on 3.88 acres in West Warwick, Rhode Island. The facility is currently listed for sale.

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

                                      2000                           1999
                                  Common Shares                 Common Shares
        Period                 High            Low           High           Low
                        --------------------------------------------------------

January 1 - March 31        $9.2800          $1.5900       $9.0630       $4.2190

April 1 - June 30            8.2500           2.8800        5.0000        2.1880

July 1 - September 30        8.5000           4.2500        1.2500        1.0940

October 1 - December 31      7.9400           2.0000        1.9380        1.0000


         As of March 31, 2001 there were approximately 240 holders of record of the Company's common stock. The Company has not paid a cash dividend on its common stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid. However, there are no restrictions on the payment of dividends, either by contract or regulation.

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

         Results of Operations for the Years Ended December 31, 2000 and 1999

         Net sales for the year ended December 31, 2000 were $8,305,879 compared with $8,538,712 in 1999, a decrease of $232,833, or 2.8%. This decrease is the result of the loss of a significant group of customers of CCI in the leisure services market (airlines and steamship companies) for most of the year 2000. A portion of those customers have been reclaimed in the first quarter of 2001 and management feels prospects are good for the recovery of that segment of the market.
         The Company generated gross profit of $2,182,947 or 26.3% of net sales in 2000 verses $2,183,587 or 25.6% of net sales in 1999. The increase in gross profit margin was the result of CCI continuing to shift its product mix to maximize profitability.
         Selling, general and administrative expenses were $1,929,240 and $1,753,308 in 2000 and 1999, respectively. This represents an increase of $175,932 or 2.1% of net sales. This increase is the result of increased costs at the CCI subsidiary resulting from the expenditures for brand design, new packaging, sales literature, and an aggressive incentive program for major customers undertaken in the fourth quarter of 2000 to generate new sales for 2001. Also included in SG&A are $68,400 of start-up costs of the microwave processing business.
         Income from continuing operations for the year ended December 31, 2000 was $52,925 versus $201,002 in 1999. This represents a reduction of $148,077 due to the factors discussed above.
         Interest expense was $200,782 and $229,277 for the years ended December 31, 2000 and 1999 respectively. The decrease is the result of orderly pay-down of the Company's term obligations.
         The Company reported no provision for Federal income taxes for the years ended December 31, 2000 and 1999, as the Company had net losses for both years.

Liquidity and Capital Resources

         The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.
         At December 31, 2000, the Company had a net worth of $2,790,126 compared to $2,603,743 at December 31, 1999.
         The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the new CMT subsidiary for which the Company is planning a private placement.
         CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.
          The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At December 31, 2000, the Company had capital leases with an unamortized balance of $250,703.
         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations, with the exception of the requirements of CMT.

Anticipated Future Growth

         New Business  - Classica Microware Technologies, Inc.

         Classica Microwave Technologies, Inc. ("CMT") is currently testing microwave-processing systems for use in food processing. CMT is anticipating the delivery of its first laboratory system in early May of 2001. This system will have the ability to develop and test food products for companies looking to ensure the bacterial integrity of their products. In addition, CMT's engineer has been successful in designing a microwave system capable of drying various food products. We anticipate installing a second laboratory system utilizing this drying process.
         The above system will provide longer fresh refrigerated and non-refrigerated shelf life without dependency on additives or preservatives of any kind. We will also have the ability to develop new products for the expansion of the product lines of our other companies.
         CMT expects to have several revenue sources including; the development of food products having bacterial integrity and extended refrigerated and non-refrigerated shelf life, the sale of systems to food processors concerned about the bacterial integrity of their products, and strategic joint ventures for product development and sales with existing food processors.
         Management believes that the future growth of the Company will be the result of five efforts; (1) the operations of the Company's new Classica Microwave Technologies, Inc. subsidiary (2) acquisition of other companies in the food and food related industries, (3) increasing sales to existing customers by offering new products and product lines, (4) obtaining new customers in the existing markets developing new markets via current marketing channels and the internet, and (5) controlling and containing production, operating and administrative costs.

Item 7.  Financial Statements

         Response submitted as a separate section of this report commencing on page F-1.

Item 8.  Changes in and Disagreement With Accountants on Accounting and
               Financial Disclosure

         Effective November 9, 2000, The Classica Group, Inc. (the "Company") dismissed its prior certifying accountants, Deloitte & Touche LLP ("Deloitte") and retained as its new certifying accountants, Ehrenkrantz Sterling and
Co., LLC ("Ehrenkrantz"). Deloitte's report on the Company's financial statements for the fiscal years ended December 31, 1998 and December 31, 1999, which were the only fiscal years during which Deloitte was the certifying accountant for the Company, contained no adverse opinions or disclaimer of opinions, and was not qualified as to uncertainties, audit scopE or accounting principles. The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company. As required by applicable rules of the Securities and Exchange Commission, the Company notified Deloitte that during the two most recent fiscal years and the interim period from December 31, 1999 through November 9, 2000 the Company was unaware of any disputes between the Company and Deloitte as to matters of accounting principles or practices, financial statement disclosure, or audit scope of procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports and requested Deloitte to confirm this, a copy of which was filed with the Form 8-K.

         Effective November 9, 2000, the Company engaged Ehrenkrantz as its principle accountants. During the most recent fiscal year end and the subsequent interim periods to the date hereof, the Company did not consult Ehrenkrantz regarding any of the matters or events set forth in item 304 (a) (2) and (i) and
(ii) of Regulation S-B.

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

Item 12. Certain Relationships and Related Transactions

     Incorporated by reference from the proxy statement, which will be filed within 30 days of the filing of this report.

Item 13. Exhibits and Reports on Form 8-K


Exhibit No.          Description of Exhibit                                 Note

3. (a) - -  Certificate of Incorporation                                      1
   (b) - -  By-Laws, as amended                                               1
4. (a) - -  Form of Warrant Agency Agreement between Registrant Thomas        1
            James Associates, Inc. and American Stock Transfer & Trust
            Company with
            attached form of Warrant
   (b) - -  Form of Private Placement I Warrant                               1
   (c) - -  Form of Private Placement II Warrant                              1
   (d) - -  Form of Private Placement Warrant                                 1
10.(a) - -  Lease agreement between Saratoga Brands and Hoffman Investors     1
            Corp. dated August 18, 1992

   (b) - -  Amended Employment Agreement between Registrant and Daniel J.     1
            Feld dated January 26, 1994
   (c) - -  Option Agreement, as amended between Registrant and Daniel J.     1
            Feld respecting 77,949 (as adjusted) Common Shares
   (d) - -  Incentive Option Plan dated June 12, 1991                         1
   (e) - -  Form of Incentive Stock Option contract                           1
   (f) - -  Restricted Stock Purchase Agreement                               1
   (g) - -  Factoring Agreement dated October 23, 1992 between Saratoga       1
            Brands Inc. and Platinum Funding Corp.
   (h) - -  Form of Owner Operator distributor Agreement                      1
   (i) - -  Form of Agreement between the Company and holder of the 11%       1
            subordinated Notes and Warrants to purchase common shares
   (j) - -  Asset Purchase Agreement, dated as of January 5, 1994,            1
            between Saratoga Brands Inc. and Mellons Limited
   (k) - -  Voting and Limitation of Transfer Agreement between Daniel J.     2
            Feld, Registrant and Mellons, Limited.
   (l) - -  Amended and Restated Employment Agreement between Registrant      2
            and Daniel J. Feld
   (m) - -  Non-Compete Agreement between the Registrant and Agama, Inc.      2
   (n) - -  Non-Compete Agreement between Mellons Limited and the             2
            Registrant.
   (o) - -  Lease Agreement between Cucina Classica Italiana, Inc. and        3
            Arthur Sommers
   (p) - -  Lease Agreement between Cucina Classica Italiana, Inc. and        3
            Angelo Dominioni.
   (q) - -  Lease Agreement between JR's Delis, Inc. and Chicken by           3
            Chickadee Farms, Inc.
   (r) - -  Employment Agreement between the Registrant and Scott G.          3
            Halperin, dated August 16, 1995
   (s) - -  Acquisition Agreement between the Registrant and Cucina           4
            Classica Italiana, S.p.A.
   (t) - -  Acquisition Agreement between the Registrant and Goldberg,        5
            Feinstein and Sons Company
   (u) - -  Amendment to the Acquisition Agreement between the Registrant     6
            and Goldberg, Feinstein and Sons Company
   (v) - -  Credit Agreement between Cucina Classica Italiana, Inc. and       7
            Banca Nazionale del Lavoro S.p.A. - New York Branch, Istituto
            Bancario San Paolo di Torino - New York Branch, Banco di
            Sicilia S.p.A. -  New York Branch, Banca Populare di Milano -
            New York Branch, and  Banca Commerciale Italiana - New
            York Branch

   (w) - -  Termination  Agreement between the Registrant and Daniel J.       8
            Feld
   (x) - -  Merger and Real Estate Purchase Agreement Between the Company     9
            and Roy LaCroix for the purchase of Deli King, Inc.
   (y) - -  Credit Agreement between Cucina Classica Italiana, Inc.          10
            and Banca Nazionale del Lavoro S.p.A. - New York Branch,
            dated December 15, 1997
   (z) - -  Credit Agreement between Cucina Classica Italiana, Inc.          10
            and BancaCommerciale Italiana - New York Branch, dated
            December 15, 1997
  (aa) - -  Forgiveness Agreement between Cucina Classica Italiana,          10
            Inc. and Istituto Bancario San Paolo di Torino - New York
            Branch, dated December 29, 1997
  (ab) - -  Forgiveness Agreement between Cucina Classica Italiana, Inc.     10
            and Banca Populare di Milano - New York Branch, dated
            December 29, 1997
  (ac) - -  Forgiveness Agreement between Cucina Classica Italiana, Inc.     10
            and Banco di Sicilia S.p.A. - New York Branch, dated
            December 31, 1997
  (ad) - -  Settlement Agreement between Saratoga Brands, Inc., Angelo M.    10
            Dominioni, Valerie A. Dominioni, Silvana L. Dominioni,
            Robert J. Castellano, and Cucina Classica Italiana, SpA,
            dated December 31, 1997
  (ae) - -  Employment Agreement between the Registrant and Scott G.         10
            Halperin, dated August 1, 1997
  (af) - -  Employment Agreement between the Registrant and Bernard F.       10
            Lillis, Jr., dated August 1, 1997
  (ag) - -  Lease Agreement between Deli King, Inc. and Giovanni and Lina    10
            Conti, dated September 1, 1997.
  (ah) - -  Investment Banking Agreement between the Company and M.H.        10
            Meyerson and Co., Inc.
  (ai) - -  Agreement between the Company and OMAC Research, Ltd.            11

NOTES

     1. Filed with the Company's registration statement on form S-1 (File No. 33-36937), and incorporated herein.
     2. Filed with the Company's Form 8-K filed on February 14, 1995, and incorporated herein.
     3. Filed with the Company's 1994 Form 10-KSB, and incorporated herein.
     4. Filed with the Company's Form 8-K filed on November 4, 1994, and incorporated herein.
     5. Filed with the Company's Form 8-K filed on November 10, 1994, and incorporated herein.
     6. Filed with the Company's Form 8-K filed on March 28, 1995, and incorporated herein.
     7. Filed with the Company's Form 8-K filed on March 14, 1995, and incorporated herein.
     8. Filed with the Company's Form 8-K filed on August 18, 1994, and incorporated herein.
     9. Filed with the Company's Form 8-K dated April 29, 1996, and incorporated herein.
    10. Filed with the Company's 1998 Form 10-KSB, and incorporated herein.
    11. Filed with the Company's Form 8-K filed on April 17, 2001, and incorporated herein.


         (b)      Reports on Form 8-K.

         Form 8-K filed on November 13, 2000
              Item 4.  Changes in Registrant's Certifying Accountant

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLASSICA GROUP, INC.



By: /s/ Scott G. Halperin                             Date:   April 16, 2001
-----------------------------------
        Scott G. Halperin
        Chairman of the Board
        Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Scott G. Halperin                            Date:   April 16, 2001
-----------------------------------
         Scott G. Halperin
         Chairman of the Board
         Chief Executive Officer
         Audit Committee Member

By:  /s/ Bernard F. Lillis, Jr.                       Date:    April 16, 2001
-----------------------------------
         Bernard F. Lillis, Jr.
         Chief Financial Officer
         Principal Accounting Officer
         Director

By:  /s/ Joseph M. Greene                             Date:   April 16, 2001
-----------------------------------
         Joseph M. Greene
         Director
         Audit Committee Member

By:  /s/ Harry J. Friedberg                           Date:   April 16, 2001
-----------------------------------
         Harry J. Friedberg
         Director
         Audit Committee Member

By:  /s/ Alan Rubin                                   Date:   April 16, 2001
-----------------------------------
         Alan Rubin
         Director

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                                      INDEX



                              FINANCIAL STATEMENTS


Included in Part II


Reports of Independent Certified Public Accountants


Consolidated Balance Sheet at December 31, 2000


Consolidated Statements of Operations for the Years Ended December 31, 2000
     and 1999


Consolidated Statements of Cash Flows for the Years Ended December 31, 2000
     and 1999


Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
     December 31, 2000 and 1999


Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders of
The Classica Group, Inc.
Lakewood, New Jersey


We have audited the accompanying consolidated balance sheet of The Classica Group, Inc. and Subsidiary Companies (the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 1999 before the restatement described in Note 3 to the financial statements, were audited by other auditors whose report dated April 10, 2000 expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 3 that were applied to restate the 1999 financial statements to give retroactive effect to the discontinued business segment. In our opinion, such adjustments are appropriate and have been properly applied.


EHRENKRANTZ STERLING & CO., LLC

Livingston, New Jersey
April 16, 2001

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of The Classica Group, Inc. and Subsidiaries
(formerly Saratoga Brands Inc. and Subsidiaries)
Lakewood, New Jersey


We have audited the accompaning consolidated statements of operations, changes in stockholders' equity, and cash flows of The Classica Group, Inc. and Subsidiaries (formerly Saratoga Brands Inc. and Subsidiaries)(the "Company") for the year ended December 31, 1999 (none of which are presented herein.) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 10, 2000

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2000


                                     ASSETS

Current Assets:
          Cash and cash equivalents                                     $31,104

          Accounts receivable                                           493,216

          Inventories                                                   435,398


          Prepaid expenses and other current assets                     152,415
                                                               -----------------

          Total current assets                                        1,112,133


Property and equipment, net                                             947,403

Intangible assets, net                                                1,739,828

Other assets                                                            392,489


Net assets from  discontinued operations                                637,610
                                                               -----------------

          TOTAL   ASSETS                                             $4,829,463
                                                               =================


               See notes to the consolidated financial statements.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

         Current portion of long-term debt                               81,720

         Accounts payable                                            $1,688,089

         Accrued expenses                                              $100,545
                                                                 ---------------

           Total current liabilities                                  1,870,354

Long-term debt, less current portion                                    168,983
                                                                 ---------------

         Total liabilities                                            2,039,337
                                                                 ---------------

         COMMITMENTS                                                         -

                              STOCKHOLDERS' EQUITY

         Preferred stock
         Class A participating convertible preferred shares, $1
         par value, stated at liquidation value, authorized 200
         shares of which 16.5 shares are issued and outstanding.        397,898

         Common stock
         $.001 par value, 25,000,000 shares authorized, 1,812,127
         issued and outstanding                                           1,812

         Additional paid-in-capital                                   3,114,104

         Accumulated deficit                                           (723,688)
                                                                 ---------------

         Total stockholders'equity                                    2,790,126
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $4,829,463
                                                                 ===============



               See notes to the consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                    Years Ended December 31,
                                        ----------------------------------------
                                                     2000                1999

Net sales                                       $ 8,305,879         $ 8,538,712

Cost of sales                                     6,122,932           6,355,125
                                        ----------------------------------------

Gross profit                                      2,182,947           2,183,587

Selling, general and administrative expenses      1,929,240           1,753,308
                                        ----------------------------------------

Income from operations                              253,707             430,279

Interest expense - net                              200,782             229,277
                                        ----------------------------------------

Income from continuing operations                    52,925             201,002

Discontinued operations
    Loss from operation of business segment      (1,439,147)         (1,324,725)

    Loss from disposal of business segment       (1,017,188)                 -
                                        ----------------------------------------

Net Loss                                       $ (2,403,410)       $ (1,123,723)
                                        ========================================


INCOME (LOSS) PER COMMON SHARE

BASIC & DILUTED

Income from continuing operations                    $ 0.04              $ 0.20

Discontinued operations                               (1.76)              (1.31)
                                        ----------------------------------------


Net Loss                                            $ (1.72)            $ (1.11)
                                        ========================================

Weighted average shares outstanding,
   basic and diluted                              1,396,284           1,009,333


               See notes to the consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                        Years Ended December 31,
                                                            2000         1999
                                                       -------------------------
Cash Flows from operating activities:
              Net loss                                 $(2,403,410) $(1,123,723)

Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Loss from discontinued operations          1,439,147    1,324,725
              Loss on disposal of business segent        1,017,188           -
              Investment in discontinued operations       (888,455)    (330,862)
              Depreciation and amortization                213,143      250,741

Changes in operating assets and liabilities
              Accounts receivable                           10,484       30,860
              Inventories                                  (16,181)    (166,386)
              Prepaid expenses and other current assets    (27,929)     (55,077)
              Other assets                                  79,898     (115,001)
              Accounts payable and accrued expenses        (46,738)     826,923
                                                       -------------------------
              Net cash (used in) provided by operating
                 activities of continuing operations      (540,485)     642,200
                                                       -------------------------
Cash flows from investing activities:
              Additions to operating equipment            (107,424)    (405,914)
                                                       -------------------------

              Net cash used in investing activities       (107,424)    (405,914)

Cash flows from financing activities:
              Proceeds of Long term debt                        -       150,250
              Repayment of long term debt                 (110,076)    (615,742)
              Proceeds from capital leases                      -       228,125
              Repayment of capital leases                       -       (80,726)
              Proceeds from issuance of capital stock      617,878           -
                                                       -------------------------
              Net cash provided by (used in)
                 financing activities                      686,699     (318,093)

Decrease in cash and cash equivalents                      (43,576)     (81,807)

Cash discontinued operations                                48,130      (14,567)

Cash and cash equivalents, beginning of
   year-continuing operations                               26,550      122,924
                                                       -------------------------

Cash and cash equivalents, end of year                    $ 31,104     $ 26,550
                                                       =========================
Supplemental disclosure of cash flow information:

              Interest paid                               $199,910     $229,920
              Income taxes paid                                750        1,344

              Non-cash financing activities
                 The Company issued 301,094 shares of its common stock for the acquisition of certain patents and testing equipment during 2000.


               See notes to the consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2000 and 1999

                                 CLASS "A" PARTICIPATING
                                  CONVERTIBLE PREFERRED
                                --------------------------
                                                 AMOUNT
                                               STATED AT          COMMON SHARES           ADDITIONAL      RETAINED
                                              LIQUIDATION   ------------------------       PAID-IN        EARNINGS
                                SHARES           VALUE         SHARES        AMOUNT        CAPITAL        (DEFICIT)         TOTAL
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1998     16.5         $ 397,898      1,009,333      $ 1,009       $ 525,114     $ 2,803,445      $3,727,466

Net Loss                          -                  -              -            -               -       (1,123,723)     (1,123,723)
                                ----------------------------------------------------------------------------------------------------

Balance at December 31, 1999     16.5           397,898      1,009,333        1,009         525,114       1,679,722       2,603,743

Private Placement                 -                  -         200,000          200         299,800              -          300,000

Options exercised                 -                  -         301,786          302         496,473              -          496,775

Acquisition of Assets             -                  -         301,094          301       1,792,717              -        1,793,018

Net loss                          -                  -              -            -               -       (2,403,410)     (2,403,410)
                              ------------------------------------------------------------------------------------------------------

Balance at December 31, 2000     16.5         $ 397,898      1,812,213      $ 1,812     $ 3,114,104      $ (723,688)     $2,790,126
                              ======================================================================================================

               See notes to the consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
         The Classica Group, Inc. (the "Company") is a holding company and through its subsidiary companies is a national distributor of specialty cheeses and Italian meat products, and provides solutions to serious bacterial problems facing the food industry in addition to providing an innovative microwave based processing system designed to maximize productivity while reducing operating costs in food processing. A majority of the Company's customers are food retailers and distributors

         FINANCIAL STATEMENT PRESENTATION
         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material intercompany and transactions have been eliminated.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Revenue recognition AND FINANCIAL STATEMENTS
         Net sales are recognized at the time products are shipped to customers.

         In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements, SAB 101 summarizing certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financials. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001.The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition polity is consistent with the guidance of SAB 101.

         COST OF SALES
         Cost of sales consists of direct costs to purchase, process and /or produce and distribute product. Direct costs relate primarily to purchasing and importing Italian cheese and meat products. Also, to process (drying, grating or shredding) and package various cheese products.

         CASH EQUIVALENTS AND MARKETABLE SECURITIES
         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

         ADVERTISING COSTS
         The Company expenses all advertising costs as incurred. The Company incurred approximately $7,462 and $6,769 in advertising costs for the years ended December 31, 2000 and 1999, respectively.

         DEFERRED FINANCING COSTS
         Deferred financing costs are amortized utilizing the interest method over the life of the related indebtedness.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         INVENTORIES
         Inventories consist of raw materials used in production and finished goods and are carried at the lower of cost or market. Cost is determined on a first-in, first-out method.

         Inventories at December 31, 2000 consist of:

              Raw materials                             $173,071
              Finished goods                             262,327
                                                       ---------
              Total inventory                           $435,398
                                                       =========


         PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for equipment, furniture, and leasehold improvements; and thirty-seven and one-half years for buildings) or the lease term.

         GOODWILL AND INTANGIBLE ASSETS
         Patents are amortized over their estimated useful lives, which ranges from 1 to 20 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at lease annually. Goodwill represents the excess of the fair value of the net assets acquired in acquisitions by the Company, and is being amortized on the straight-line method over 10 years. The Company assesses the recoverability of its assets by comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Intangible   assets  consists  of  the  following  at December 31, 2000:

                   Goodwill                       $  300,000
                   Patents                         1,552,328
                                                  ----------
                                                   1,852,328
                   Accumulated Amortization         (112,500)
                                                  ----------

                   Intangible assets, net         $1,739,828
                                                  ==========

         Amortization of intangibles was $87,267 and $87,267 for 2000 and 1999 respectively.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         CONCENTRATION OF RISK
         Approximately 50% of the Company's purchases originate from one supplier under an exclusive contract, which expires in 2003.
         The Company maintains its cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

         LONG-LIVED ASSETS
         In accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be disposed of, long-lived assets to be held and used by the Company are reviewed to determine whether an event of change in circumstances indicated that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the asset, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the assets may not be recoverable, the Company determines whether impairment has occurred through the use of undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. Management has determined that there is no impairment of assets in the continuing segments of the business. No impairment expense was recognized in the year ended December 31, 2000.

         CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION
         In March 2000, FASB issued FASB Interpretation NO.44 (FIN 44). Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. FIN 44 clarifies the following: the definition of an employee for purposes of applying APB opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensations awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 covers specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

         INCOME TAXES
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Financial Standards No. 109 Accounting for Income Taxes (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         BUSINESS SEGMENTS
         The Company has adopted FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes standards for disclosure about products, geographic and major customers. The Company's implementation of this standard does not have any effect on its financial statements.


         EARNINGS PER COMMON SHARE
         The Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS 128). Under SFAS 128 earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred.


NOTE 2 - Property and equipment

          Property and equipment consists of the following at December 31, 2000:


         Furniture & equipment                             $1,445,715

         Leasehold Improvements                                69,197
                                                            ---------
              Total cost                                    1,514,912

         Less accumulated depreciation and amortization      (567,509)
                                                            ---------
                                                             $947,403
                                                            =========

NOTE  3 - DISCONTINUED OPERATIONS AND RESTATEMENT OF FINANCIAL STATEMENTS

     On December 28, 2000 the company adopted a formal plan to discontinue the operations of its Deli King, Inc. ("Deli King") mobile catering subsidiary and to dispose of the assets of the business segment. The anticipated disposal date is approximately May 1, 2001. The assets of the Deli King subsidiary to be sold consist primarily of inventories, catering routes, property, plant and equipment.

     The estimated loss of the disposal of the discontinued operations of $1,017,188 represents the estimated loss on the disposal of the assets of Deli King, and a provision of $100,000 for expected operating losses during the phase-out period from January 1, 2001 through May 1, 2001.

     Operating results of Deli King subsidiary for the year ended December 31, 2000 are shown separately in the accompanying income statement. The income statement for 1999 has been restated and operating results of the Deli King are also shown separately.

     Net sales of Deli King for 2000 and 1999 were $2,426,028 and $3,204,414 respectively. These amounts are not included in net sales in the accompanying financial statements.

     Net Assets to be disposed of, at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 4 - OTHER ASSETS

         Other assets consist of the following at December 31, 2000:

Restricted cash relating to amounts                        $341,382
    owed to a major supplier
Accounts and notes receivable                                 5,000
Deposits                                                     45,012
Other                                                         1,095
                                                 -------------------

Total                                                      $392,489
                                                 ===================


NOTE 5 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

         The Company has seven capital leases requiring monthly payments totaling $8,652 including interest between 9.0% and 13% and maturing through February 2004.

         The machinery and equipment under capital leases have a capitalized cost of $636,816 less accumulated depreciation of $176,084.

The following is the schedule of future minimum payments required under the leases together with the Present value as of December 31, 2000:


                        Years Ending
                        December 31,                          Amount

                            2001                            $ 106,442
                            2002                              100,079
                            2003                               76,599
                            2004                               12,478
                                                       ----------------
Total minimum lease payments                                  295,598
Less: amount representing interest                            (44,895)
                                                       ----------------
Present value of net minimum lease
     payments including current
     maturities of $81,720                                  $ 250,703
                                                       ================

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 6 - FEDERAL AND STATE INCOME TAXES

         The Company has available net operating loss carryforwards of approximately $6,805,000 for federal and state income taxes expiring between 2008 and 2020 to offset future taxable income.
         A deferred tax asset results from the benefit of utilizing net operating loss carryforwards in future years. A valuation allowance has been provided for the entire benefit.
         During the years ended December 31, 2000 and 1999, the increase in the valuation allowance was $510,740 and $94,152, respectively. These charges reflect increases in the valuation allowance related to the deferred tax asset.
         The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time.



NOTE 7-- COMMITMENTS

         Factoring Agreement

         The Company is a party to a factoring agreement with GMAC Commercial Credit, LLC (GMAC) through June 15, 2001. The Company is required to factor substantially all of its trade receivables on a non-recourse basis in return for immediate cash credit for a major portion of these factored receivables as well as a portion of the finished goods inventory. The factoring fee is 1% of the invoice amount and 1% over prime on the amount advanced under the factoring agreement. The prime rate was 9.5% at December 31, 2000. The factoring agreement provides The Company with an ability to receive advances collateralized by invoices and inventory of $2.0 million and letters of credit in favor of suppliers of an additional $1.0 million. The Company has pledged all of its accounts receivable, inventories, real estate and equipment as collateral for this credit agreement.

          Investment Banking Agreement

         The Company operates under and investment-banking agreement which provides investment-banking services to the Company and expires in 2002. In connection with the agreement, the Company granted warrants to purchase 16,667 shares of the Company's common stock at a price of $7.50 per share and 16,667 shares at a price of $9.00 per share, a total of 33,334 shares. The warrants are fully vested.


          Operating Leases

         The Company leases a distribution and office facility in Lakewood, New Jersey under a lease expiring in August 2004 and requiring an annual commitment of approximately $92,000. The lease provides that the Company pays certain operating expenditures of the facility. A renewal option exists. Rent expenses totaled $118,679 and $114,168 in 2000 and 1999 respectively.

Minimum future commitments under all operating leases are as follows:


                      Year Ended
                      December 31,                         Amount
                     -------------                     ------------

                         2001                             $ 91,975
                         2002                               91,975
                         2003                               91,975
                         2004                               61,317
                                                        ===========
                                                         $ 337,242
                                                        ===========


         Litigation

         There currently are no material legal proceedings by or against the Company, or any of its subsidiaries.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 8 - STOCK PLANS

         The Company's 1998 Incentive and Nonqualified Stock Option Plan was amended in 1999 to provide for the granting of options to purchase 600,000 shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of 2000, 457,540 options were available for grant under the plan and reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan.

         The Company's 1998 Director Stock Option Plan provides for the granting of options to purchase 40,000 shares of common stock to certain directors of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of 2000, 13,000 options were available for grant under the plan and 40,000 shares of common stock were reserved for issuance under the 1998 Director Stock Option Plan.

         SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was effective for the Company for fiscal 1998. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on fair value of the equity instrument awarded. In accordance with APB No. 25 "Accounting for Stock Issued to Employees" no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plans, as all options have been granted to employees and non-employee directors with exercise prices equal to or greater than the fair market value of the underlying stock on the date of grant. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net (loss) would have been $(2,904,466) and $(1,581,174) for 2000 and 1999, respectively. Diluted loss per share, would have been $(2.08) and $(1.57) for 2000 and 1999, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Stock options transactions are summarized as follows:


                                       2000 Options             2000 Warrants            1999 Options            1999 Warrants
                                                Weighted                  Weighted                Weighted                Weighted
                                                 Average                   Average                 Average                 Average
                                                Exercise                  Exercise                Exercise                Exercise
                                     Shares        Price        Shares       Price        Shares     Price     Shares        Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year      606,349        $4.44       107,967      $10.43       100,889     $4.44    107,967        10.43

Granted                             222,017         1.25            -           -        505,460      1.25

Exercised                          (247,500)        3.75

Forfeited                            (8,017)          -             -           -                             (16,667)        3.75
-----------------------------------------------------------------------------------------------------------------------------------


Outstanding, end of year            572,849        $1.83       107,967      $10.43       606,349     $1.83     91,300       $11.65
                               ====================================================================================================

Options and warrants
   exercisable at year-end          572,849        $1.83       107,967      $10.43       601,016     $1.83     92,967       $11.65
                               ====================================================================================================

Weighted-average fair value of       $ 1.81                                               $ 0.88
   options granted during the year

The following table summarizes stock options and warrants outstanding and exercisable at December 31, 2000:


                              Weighted      Outstanding         Exercisable
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
                  =========             =========           =========

         The fair value of each option granted is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: risk free interest rate 5.5% and 5.5%; expected life 3 years and 10 years; expected volatility of 62% and 180.3%; dividend yield 0% and 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the option holder.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 9 -- SEGMENT REPORTING

         The Company adopted Statement Financial Accounting Standard No.131, "Disclosures about Segments of an Enterprise and Related Information (SFAS 131), in 1998.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. There are no material inter-segment sales or transfers. All revenues are generated within the United States and all revenue-producing assets are located therein.

Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

Industry segment information is summarized as follows:

                                   Total Revenues           Operating Profits
                                  2000        1999         2000          1999
--------------------------------------------------------------------------------
CCI                          $ 8,295,163  $ 8,557,437   $ 741,037   $ 1,079,757
CMT                                   -            -      (68,408)           -
--------------------------------------------------------------------------------
   Total Segment               8,295,163    8,557,437     672,629     1,079,757

Eliminations and other
corporate income(expenses)        10,716      (18,725)   (418,922)     (649,478)
--------------------------------------------------------------------------------
Consolidated                 $ 8,305,879  $ 8,538,712     253,707       430,279
                            ===========================
Interest expense                                          200,782       229,277
                                                       -------------------------
Consolidated (loss) income from continuing
   operations before income taxes                        $ 52,925     $ 201,002
                                                       =========================

                                       Depreciation and        Identifiable
                Capital Expenditures Amortization Expense         Assets
                    2000      1999      2000      1999       2000         1999
CCI              $ 78,447  $405,915  $249,166  $180,063  $1,756,890  $ 2,178,099
CMT                34,000        -         -         -       34,000           -
Corporate         245,667        -     31,244    30,000   2,400,963      570,101
Discontinued Op.       -         -         -         -      637,610      637,610
               -----------------------------------------------------------------
Consolidated     $358,114  $405,915  $280,410  $210,063  $4,829,463  $ 3,385,810
               =================================================================


NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The Company in estimating fair value disclosures for financial instruments used the following methods and assumptions:

o    Cash and cash equivalents,  trade  receivables,  short-term  borrowings and
     current   maturities  of  long-term  debt:  the  amounts  reported  in  the consolidated balance sheet approximate fair value.

o Long-term debt: The amount reported in the consolidated balance sheet approximates fair market value, since such debt was primarily variable rate debt.