Form 10QSB
period 2001-03-31
SARATOGA BRANDS INC
filed 2001-05-29
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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

                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of May 15, 2001


         Title of Each Class                    Number of Shares Outstanding
Common Stock, $.001 par value per share                  1,860,784

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2001


                                     ASSETS

Current Assets:
          Cash and cash equivalents                                    $16,055


          Accounts receivable                                          436,140


          Inventories                                                  405,536


          Prepaid expenses and other current assets                    109,276
                                                                    ------------

               Total current assets                                    967,007

Property and equipment, net                                            935,737

Intangible assets, net                                               1,766,347

Other asets                                                            422,778

Net assets from discontinued operations                                643,029
                                                                    ------------

          TOTAL   ASSETS                                            $4,734,898
                                                                    ============


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                                 March 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:
          Current portion of long-term debt                            $81,720

          Accounts payable and accrued expenses                      1,808,213
                                                                     -----------

               Total current liabilities                             1,889,933

          Long-term debt, less current portion                         160,216
                                                                     -----------


          Total LIABILITIES                                          2,050,149
                                                                    ------------


                              STOCKHOLDERS' EQUITY

Preferred stock
          Class A participating convertible preferred shares,
          $1 par value, stated at liquidation value,
          authorized 200 shares of which 16.5 shares are
          issued and outstanding.                                      397,898

Common stock
          Par value $.001 - 25,000,000 shares authorized,
          1,860,784 shares issued and outstanding                        1,861

          Additional paid-in-capital                                 3,114,055

          Accumulated deficit                                         (829,065)
                                                                    ------------

               Total Stockholders' Equity                            2,684,749
                                                                    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $4,734,898
                                                                    ============


        See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000



                                                            March 31,
                                                    2001               2000
                                               ---------------------------------
Net sales                                       $ 1,622,472        $ 1,793,282

Cost of sales                                     1,195,377          1,247,058
                                               ---------------------------------
Gross profit                                        427,095            546,224

Selling, general and administrative expenses        368,666            406,374
                                               ---------------------------------
Income from operations                               58,429            139,850

Interest expense - net                               36,822             52,512
                                               ---------------------------------
Income from continuing operations                    21,607             87,338

Loss from discontinued operations                  (126,984)          (240,189)
                                               ---------------------------------

Net loss                                         $ (105,377)        $ (152,851)
                                               =================================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Income from continuing operations                    $ 0.01             $ 0.08

Loss from discontinued operations                     (0.07)             (0.21)
                                               ---------------------------------


Net loss                                             $(0.06)            $(0.13)
                                               =================================

Weighted average shares outstanding,
   basis and diluted                              1,848,118          1,155,295


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000

                                                               March 31,
                                                          2001            2000
                                                     ---------------------------
Cash flows from operating activities:
      Net income continuing operations                 $ 21,607        $ 87,338
      (Loss) from discontinued operations              (126,984)       (240,189)
Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                      56,963         130,541
      Provision for losses on accounts receivable             0          17,008
      Decrease in accounts receivable                    57,076         111,684
      Decrease in inventories                            29,862         119,143
      Decrease in prepaid expenses and other assets      43,139          78,766
      (Increase) Decrease in accounts payable and
         accrued expenses                                19,579        (246,299)
                                                     ---------------------------

      Net cash provided by operating activities         101,242          57,992
                                                     ---------------------------
Cash flows from investing activities:
      Purchase of fixed assets                          (34,705)        (65,321)
      Increase in intangible assets                     (37,111)         (1,150)
      Increase in net assets discontinued operations     (5,419)              0
                                                     ---------------------------

      Net cash (used in) investing activities           (77,235)        (66,471)
                                                     ---------------------------

Cash flows from financing activities:
      Repayment of long-term debt                             0         (73,055)
      Issuance of capital stock-private placement             0         300,000
      Issuance of capital stock-exercise of options           0          28,126
      Repayment of capital leases                        (8,767)        (18,068)
                                                     ---------------------------

      Net cash (used in) provided by
         financing activities                            (8,767)        237,003
                                                     ---------------------------

Net  increase in cash and cash equivalents               15,240         228,524
Cash-discontinued operations                            (30,289)         38,674
Cash and cash equivalents at beginning of period         31,104          26,550
                                                     ---------------------------
Cash and cash equivalents at end of period-continuing
   operations                                          $ 16,055       $ 293,748
                                                     ===========================

Supplemental disclosure of cash flows information:
      Interest paid                                    $ 36,822        $ 53,884
                                                     ===========================

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

     The Classica Group, Inc. (the "Company") is a holding company and through its subsidiary companies is a national distributor of specialty cheeses and Italian meat products, and provides solutions to serious bacterial problems facing the food industry in addition to providing an innovative microwave based processing system designed to maximize productivity while reducing operating costs in food processing. A majority of the Company's customers are food retailers and distributors.

     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the results of operations, the financial position and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for the year ended December 31, 2000.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances are eliminated.

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at March 31, 2001.


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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - Property and equipment

     Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-lint basis over the lesser of the estimated useful lives of the assets (generally three to ten years for equipment, furniture, and equipment and the lease term for leasehold improvements).


     Property and equipment consists of the following at March 31, 2001:

         Furniture & equipment                             $1,475,740

         Leasehold Improvements                                73,878
                                                         ---------------
              Total cost                                    1,549,618

         Less accumulated depreciation and amortization      (613,881)
                                                         ---------------
              Fixed assets, net                              $935,737
                                                         ===============


NOTE 4 -Goodwill and Intangible Assets

     Patents are amortized over their estimated useful lives, which range from 1 to 20 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at lease annually. Goodwill represents the excess of the fair value of the net assets acquired in acquisitions by the Company, and is being amortized on the straight-line method over 10 years. The Company assesses the recoverability of its assets by comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

     Intangible assets consists of the following at March 31, 2001:

          Goodwill                                       $300,000

          Importing licenses                               37,111

          Patents                                       1,552,328
                                                       -----------

                                                        1,889,439

          Accumulated amortization                       (123,092)
                                                       -----------

          Intangible assets, net                      $ 1,766,347
                                                       ===========

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 5 -- SEGMENT REPORTING

     Industry segment information at March 31, 2001 is summarized as follows:

                                                 Total              Operating
                                                Revenues           Profit(Loss)
                                          -------------------     --------------

CCI                                              $ 1,593,287          $ 126,356
CMT                                                        -            (10,961)
                                          -------------------     --------------
   Total Segment                                   1,593,287            115,395
Eliminations and other
corporate income(expenses)                            29,185            (56,966)
                                          -------------------     --------------
Consolidated                                     $ 1,622,472             58,429
                                          ===================
Interest expense                                                         36,822
                                                                  --------------

Income from continuing operations                                      $ 21,607
                                                                  ==============


                                               Depreciation
                               Capital       and Amortization   Identifiable
                             Expenditures        Expense           Assets
                           ----------------------------------------------------

CCI                                $ 30,024           $ 49,048      $1,667,137
CMT                                       -                  -          34,000
Corporate                             4,681              7,915       2,390,732
Discontinued Op.                                             -         643,029
                           ----------------------------------------------------
Consolidated                       $ 34,705           $ 56,963      $4,734,898
                           ====================================================


NOTE 6 - Discontinued Operations

     December 28, 2000 the company adopted a formal plan to discontinue the operations of its Deli King, Inc. ("Deli King") mobile catering subsidiary and to dispose of the assets of the business segment. The anticipated disposal date is approximately June 1, 2001. The assets of Deli King to be sold consist primarily of inventories, catering routes, property, plant and equipment.

     Operating results of Deli King for the three months ended March 31, 2001 are shown separately in the accompanying income statement. The income statement for 2000 has been restated and operating results of the Deli King are also shown separately.

     Net sales of Deli King for the three months ended March 31, 2001 and 2000 were $361,157 and $698,877 respectively. These amounts are not included in net sales in the accompanying financial statements.

     Net Assets to be disposed of at their expected net realizable values, have been separately classified in the accompanying balance sheet at March 31, 2001.

Item 2.  Management's Discussion and Analysis


     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

     Results of Operations for the Three Months Ended March 31, 2001 and 2000.

     Net sales for the three months ended March 31, 2001 were $1,622,472 compared with $1,793,282 in 2000, a decrease of $170,810, or 9.5%. Most of this decrease is the result of the loss of a significant group of customers of CCI in the leisure services market (airlines and steamship companies). A portion of those customers have been reclaimed at the end of the first quarter of 2001 and management feels prospects are good for the recovery of that segment of the market.
     The Company generated gross profit of $427,095 or 26.3% of net sales in 2001 verses $546,224 or 30.4% of net sales in 2000. The decrease in gross profit margin was the result of CCI's loss of high margin sales and a shift toward lower margin products (grated and shredded cheese products) in the first quarter of 2001. With the recovery of the leisure services market the product mix should shift toward the higher margin products during the remainder of 2001.
     Selling, general and administrative expenses were $368,666 and $406,374 in 2001 and 2000, respectively. This represents a decrease of $37,708 or 9.3% of net sales. This decrease is the result of cost control measures taken at CCI coupled with a reduction in expenditures related to the certain unidentified costs of the discontinued Deli King operation. Also included in SG&A is $10,960 of start-up costs of the microwave processing business.
     Income from continuing operations for the three months ended March 31, 2001 was $21,607 versus $87,338 in 2000. This represents a reduction of $65,731 due to the factors discussed above.

     Interest expense was $36,822 and $52,512 for the three months ended March 31, 2001 and 2000 respectively. The decrease is the result of orderly pay-down of the Company's term obligations.

     The Company reported no provision for Federal income taxes for the three months ended March 31, 2001 and 2000, as the Company had net losses for both periods.


     Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.
     At March 31, 2001, the Company had a net worth of $2,684,749 compared to $2,779,018 at March 31, 2000. The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the new CMT subsidiary for which the Company is planning a private placement.
     CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.
     The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At March 31, 2001, the Company had capital leases with an unamortized balance of $241,936.
     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations, with the exception of the requirements of CMT.


     Seasonality

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year.


     Anticipated Future Growth

     New Business - Classica Microware Technologies, Inc.

     Classica Microwave Technologies, Inc. ("CMT") is currently testing microwave-processing systems for use in food processing. CMT took delivery in April of its laboratory system and it is fully operational. In early June the company will begin its first product testing for a client in the liquid products industry. The system has the ability to develop and test food products for companies looking to ensure the bacterial integrity of their products. In addition, CMT's engineer has been successful in designing a microwave system capable of drying various food products. CMT anticipates installing a second laboratory system utilizing this drying process.
     These systems provide longer refrigerated and non-refrigerated shelf life without dependency on additives or preservatives of any kind. The Company now has the ability to develop new products for the expansion of the product lines of its other companies.
     CMT expects to have several revenue sources including; the development of food products having bacterial integrity and extended refrigerated and non-refrigerated shelf life, the sale of systems to food processors concerned about the bacterial integrity of their products, and strategic joint ventures for product development and sales with existing food processors.
     Management believes that the future growth of the Company will be the result of five efforts; (1) the operations of the Company's new Classica Microwave Technologies, Inc. subsidiary (2) acquisition of other companies in the food and food related industries, (3) increasing sales to existing customers by offering new products and product lines, (4) obtaining new customers in the existing markets and developing new markets via current marketing channels and the internet, and (5) controlling and containing production, operating and administrative costs.

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




Date:  May 29, 2001                    By:      /s/ Scott G. Halperin
                                                ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer



Date:  May 29, 2001                    By:      /s/ Bernard F. Lillis, Jr.
                                                --------------------------
                                                    Bernard F. Lillis, Jr.
                                                    Chief Financial Officer
                                                    Principal Accounting Officer
                                                    Treasurer