Form 10QSB
period 2001-06-30
CLASSICA GROUP INC
filed 2001-08-17
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of August 15, 2001


         Title of Each Class                      Number of Shares Outstanding
Common Stock, $.001 par value per share                     2,367,598

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                  June 30, 2001


           ASSETS

Current Assets:
          Cash and cash equivalents                                    $106,660


          Accounts receivable                                           295,601


          Inventories                                                   508,852


          Prepaid expenses and other current assets                      72,465
                                                           ---------------------

               Total current assets                                     983,578

Property and equipment, net                                             922,564

Intangible assets, net                                                1,757,566

Other asets                                                             450,184

Net assets from discontinued operations                                 636,303
                                                           ---------------------

          TOTAL   ASSETS                                             $4,750,195
                                                           =====================

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                                  June 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        LIABILITIES

Current Liabilities:
          Current portion of long-term debt                            $106,720

          Accounts payable and accrued expenses                       1,579,675
                                                           ---------------------

               Total current liabilities                              1,686,395

          Long-term debt, less current portion                          139,990
                                                           ---------------------


               Total liabilities                                      1,826,385
                                                           ---------------------


                        STOCKHOLDERS' EQUITY

  Preferred stock
          Class A participating convertible preferred
          shares, $1 par value, stated at liquidation
          value, authorized 200 shares of which 16.5
          shares are issued and outstanding.                            397,898

  Common stock
          Par value $.001 - 25,000,000 shares authorized,
          2,367,598 shares issued and outstanding                         2,368

  Additional paid-in-capital                                          3,328,549

  Accumulated deficit                                                  (805,005)
                                                           ---------------------

               Total Stockholders' Equity                             2,923,810
                                                           ---------------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $4,750,195
                                                           =====================


        See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)



                            For the three months ended  For the six months ended
                                      June 30,                   June 30,
                                 2001         2000          2001         2000
                            ----------------------------------------------------
Net sales                    $2,049,043  $ 1,812,888   $ 3,671,515  $ 3,606,170
Cost of sales                 1,527,788    1,330,283     2,723,165    2,577,341
                            ----------------------------------------------------

Gross profit                    521,255      482,605       948,350    1,028,829
Selling, general and
administrative expenses         448,202      437,163       816,868      843,537
                            ----------------------------------------------------
Income from operations           73,053       45,442       131,482      185,292
Interest expense - net           45,286       53,713        82,108      106,225
                            ----------------------------------------------------

Income (loss) from
continuing operations            27,767       (8,271)       49,374       79,067
Loss from discontinued
operations                       (3,707)    (156,958)     (130,691)    (397,147)
                            ----------------------------------------------------

Net income (loss)              $ 24,060   $ (165,229)    $ (81,317)   $(318,080)
                            ====================================================
EARNINGS  PER COMMON SHARE
BASIC & DILUTED

Income (loss) from
continuing operations            $ 0.01      $ (0.01)       $ 0.03       $ 0.07

Loss from discontinued
operations                        (0.00)       (0.12)        (0.07)       (0.33)
                            ----------------------------------------------------
Net income (loss)                 $0.01       ($0.13)       ($0.04)      ($0.26)
                            ====================================================

Weighted average shares
  outstanding,
     basic and diluted        1,928,601    1,259,811     1,888,582    1,207,553


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 2001 and 2000


                                                                June 30,
                                                            2001         2000
                                                        ------------------------
Cash flows from operating activities:
      Net income continuing operations                    $ 49,374     $ 79,067
      (Loss) from discontinued operations                 (130,691)    (397,147)
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                        114,458      261,901
      Provision for losses on accounts receivable               -        33,266
      Decrease in accounts receivable                      197,615       63,595
      (Increase) Decrease in inventories                   (73,454)      72,970
      Decrease in prepaid expenses and other assets         79,950       32,638
      (Increase) in other assets                           (57,695)          -
      (Increase) in accounts payable
         and accrued expenses                             (208,959)     (70,104)
                                                        ------------------------

      Net cash (used in) provided by operating activities  (29,402)      76,186
                                                        ------------------------
Cash flows from investing activities:
      Purchase of fixed assets                             (61,781)    (103,575)
      Increase in intangible assets                        (39,286)          -
      (Increase) Decrease in net assets
         discontinued operations                             1,307        8,442
                                                        ------------------------

      Net cash (used in) investing activities              (99,760)     (95,133)
                                                        ------------------------

Cash flows from financing activities:
      Repayment of long-term debt                          (28,993)    (165,731)
      Proceeds of long-term debt                            25,000           -
      Issuance of capital stock-private placement               -       300,000
      Issuance of capital stock-exercise of options        215,001       75,625
                                                        ------------------------
      Net cash provided by financing activities            211,008      209,894
                                                        ------------------------

Net  increase in cash and cash equivalents                  81,846      190,947
Cash-discontinued operations                                (6,290)      (8,442)
Cash and cash equivalents at beginning of period            31,104       26,550
                                                        ------------------------

Cash and cash equivalents at end of period
      continuing operations                              $ 106,660    $ 209,055
                                                        ========================

Supplemental disclosure of cash flows information:
      Interest paid                                       $ 82,108    $ 133,173
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

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at June 30, 2001.


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


     Property and equipment consists of the following at June 30, 2001:

         Furniture & equipment                             $1,508,053
         Leasehold Improvements                                74,978
                                                        ---------------
              Total cost                                    1,583,031
         Less accumulated depreciation and amortization      (660,467)
                                                        ---------------
              Fixed assets, net                              $922,564
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

     Intangible assets consists of the following at June 30, 2001:

             Goodwill                                       $300,000
             Importing licenses                               39,286
             Patents                                       1,552,328
                                                          -----------

                                                           1,891,614

             Accumulated amortization                       (134,048)
                                                          -----------
             Intangible assets, net                      $ 1,757,566
                                                          ===========

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 5 -- SEGMENT REPORTING

     Industry segment information at June 30, 2001 is summarized as follows:

                                                    Total            Operating
                                                  Revenues          Profit(Loss)
                                              ---------------     --------------

CCI                                              $ 3,615,200          $ 293,473
CMT                                                       -              (9,252)
                                              ---------------     --------------
   Total Segment                                   3,615,200            284,221
Eliminations and other
corporate income(expenses)                            56,315           (152,739)
                                              ---------------     --------------

Consolidated                                     $ 3,671,515            131,482
                                              ===============
Interest expense                                                         82,108
                                                                  --------------

Income from continuing operations                                      $ 49,374
                                                                  ==============

                                               Depreciation
                               Capital       and Amortization   Identifiable
                             Expenditures        Expense           Assets
                           ----------------------------------------------------

CCI                                $ 46,189           $ 98,629      $1,587,565
CMT                                  15,592                 -           15,880
Corporate                                -              15,829       2,510,447
Discontinued Op.                                            -          636,303
                           ----------------------------------------------------
Consolidated                       $ 61,781          $ 114,458      $4,750,195
                           ====================================================


NOTE 6 - Discontinued Operations

 December 28, 2000 the company adopted a formal plan to discontinue the operations of its Deli King, Inc. ("Deli King") mobile catering subsidiary and to dispose of the assets of the business segment. The anticipated disposal date is approximately September 1, 2001. The assets of Deli King to be sold consist primarily of inventories, catering routes, property, plant and equipment.

Operating results of Deli King for the six months ended June 30, 2001 are shown separately in the accompanying income statement. The income statement for 2000 has been restated and operating results of the Deli King are also shown separately.

Net sales of Deli King for the six months ended June 30, 2001 and 2000 were $361,157 and $1,391,628 respectively. These amounts are not included in net sales in the accompanying financial statements.

Net Assets to be disposed of at their expected net realizable values, have been separately classified in the accompanying balance sheet at June 30, 2001.

Item 2.  Management's Discussion and Analysis


         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

Results of Operations for the Three Months Ended June 30, 2001 and 2000
         Net sales for the three months ended June 30, 2001 were $2,049,043 compared with $1,812,888 in 2000, an increase of $236,155, or 13.0%. This increase is the result of the recovery of a group of CCI customers in the leisure services market (airlines and steamship companies), and some timing differences in purchasing by CCI's customers in 2001 from the first quarter (which reported a reduction in sales of $170,810) to the second quarter.
         The Company generated gross profit of $521,255 or 25.4% of net sales in 2001 verses $482,605 or 26.6% of net sales in 2000. This slight decrease in gross profit percentage was the result of CCI's sales product mix reflecting a shift toward lower margin products (grated and shredded cheese products) in the second quarter of 2001. With the recovery of the leisure services market the product mix should shift toward the higher margin products during the remainder of 2001.
         Selling, general and administrative expenses were $448,202 and $437,163 in 2001 and 2000, respectively. This represents an increase of $11,039 or 0.5% of net sales. This increase reflects the inclusion of $21,241 of start-up costs of the microwave processing business offset by the result of certain cost control measures taken at CCI coupled with a reduction in expenditures related to the certain unidentified costs of the discontinued Deli King operation.
         Income from continuing operations for the three months ended June 30, 2001 was $27,767 versus a loss of ($8,271) in 2000. This represents an increase of $36,038 due to the factors discussed above.
         Interest expense was $45,286 and $53,713 for the three months ended June 30, 2001 and 2000 respectively. The decrease is the result of orderly pay-down of the Company's term obligations.

Results of Operations for the Six Months Ended June 30, 2001 and 2000
         Net sales for the six months ended June 30, 2001 were $3,671,515 compared with $3,606,170 in 2000, an increase of $65,345, or 1.8%. Most of this increase is the result of the recovery of a group of customers of CCI in the leisure services market (airlines and steamship companies).

         The Company generated gross profit of $948,350 or 25.8% of net sales in 2001 verses $1,028,829 or 28.5% of net sales in 2000. The decrease in gross profit margin was the result of a shift toward lower margin products (grated and shredded cheese products) in 2001. With the recovery of the leisure services market the product mix should shift toward the higher margin products during the remainder of 2001.

         Selling, general and administrative expenses were $816,868 and $843,537 in 2001 and 2000, respectively. This represents a decrease of $26,669 or 0.7% of net sales. This decrease is the result of cost control measures taken at CCI coupled with a reduction in expenditures related to the certain unidentified costs of the discontinued Deli King operation. Also included in SG&A is $32,201 of start-up costs of the microwave processing business.

         Income from continuing operations for the six months ended June 30, 2001 was $49,374 versus $79,067 in 2000. This represents a reduction of $29,693 due to the factors discussed above.

         Interest expense was $82,108 and $106,225 for the six months ended June 30, 2001 and 2000 respectively. The decrease is the result of orderly pay-down of the Company's term obligations.

         The Company reported no provision for Federal income taxes for the six months ended June 30, 2001 and 2000, as the Company had net losses for both periods.

Liquidity and Capital Resources
         The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.
         At June 30, 2001, the Company had a net worth of $2,923,810 compared to $2,661,288 at June 30, 2000.
         The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the new CMT subsidiary for which the Company is planning a private placement.
         CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.
          The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At June 30, 2001, the Company had capital leases with an unamortized balance of $221,710.
         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations, with the exception of the requirements of CMT.

Seasonality
         The Company's business is subject to the effects of seasonality. Consequently, the operating results for the quarter ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.

Anticipated Future Growth

New Business  - Classica Microware Technologies, Inc.
         Classica Microwave Technologies, Inc. ("CMT") is currently testing microwave-processing systems for use in food processing. CMT took delivery in April of its laboratory system and it is fully operational. In July the company began its first product testing for a client in the liquid products industry. The system has the ability to develop and test food products for companies looking to ensure the bacterial integrity of their products. In addition, CMT's engineer has been successful in designing a microwave system capable of drying various food products. CMT anticipates installing a second laboratory system utilizing this drying process.
         These systems provide longer refrigerated and non-refrigerated shelf life without dependency on additives or preservatives of any kind. The Company now has the ability to develop new products for the expansion of the product lines of its other companies.

         CMT expects to have several revenue sources including; the development of food products having bacterial integrity and extended refrigerated and non-refrigerated shelf life, the sale of systems to food processors concerned about the bacterial integrity of their products, and strategic joint ventures for product development and sales with existing food processors.
         Management believes that the future growth of the Company will be the result of five efforts; (1) the operations of the Company's new Classica Microwave Technologies, Inc. subsidiary (2) acquisition of other companies in the food and food related industries, (3) increasing sales to existing customers by offering new products and product lines, (4) obtaining new customers in the existing markets and developing new markets via current marketing channels, alternative channels (discount, drug, membership clubs and super centers), and the internet, and (5) controlling and containing production, operating and administrative costs.


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




Date:  August 17, 2001                      By: /s/ Scott G. Halperin
                                                ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer




Date:  August 17, 2001                      By: /s/ Bernard F. Lillis, Jr.
                                                --------------------------
                                                    Bernard F. Lillis, Jr.
                                                    Chief Operating Officer
                                                    Chief Financial Officer
                                                    Principal Accounting Officer
                                                    Treasurer