Form 10QSB
period 2001-09-30
CLASSICA GROUP INC
filed 2001-11-19
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                         Commission files number 0-19721

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

                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No...


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of November 15, 2001


          Title of Each Class                 Number of Shares Outstanding

Common Stock, $.001 par value per share                2,440,098

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                               September 30, 2001


                                     ASSETS

Current Assets:
          Cash and cash equivalents                                  $159,166


          Accounts receivable                                         355,738


          Inventories                                                 535,861


          Prepaid expenses and other current assets                    54,918
                                                                   ------------

               Total current assets                                 1,105,683

Property and equipment, net                                           911,256

Intangible assets, net                                              1,746,610

Other assets                                                          425,087

Net assets from discontinued operations                               658,578
                                                                   ------------

          TOTAL   ASSETS                                           $4,847,214
                                                                   ============


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                               September 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES

Current Liabilities:
          Current portion of long-term debt                           $81,720

          Accounts payable and accrued expenses                     1,556,771
                                                                   ------------

               Total current liabilities                            1,638,491

Long-term debt, less current portion                                  117,356
                                                                   ------------


          Total liabilities                                         1,755,847
                                                                   ------------


                              STOCKHOLDERS' EQUITY

Preferred stock
   Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5
   shares are issued and outstanding.                                 397,898

Common stock
   Par value $.001 - 25,000,000 shares authorized, 2,440,098 shares
   issued and outstanding                                               2,440

Additional paid-in-capital                                          3,552,227

Accumulated deficit                                                  (861,198)
                                                                   ------------

          Total Stockholders' Equity                                3,091,367
                                                                   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $4,847,214
                                                                   ============


        See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                         For the three months ended   For the nine months ended
                                September 30,              September 30,
                            2001            2000         2001           2000
                        --------------------------------------------------------
Net sales                $2,086,697     $ 2,130,033  $ 5,758,212    $ 5,736,203

Cost of sales             1,592,533       1,572,289    4,315,698      4,149,630
                        --------------------------------------------------------

Gross profit                494,164         557,744    1,442,514      1,586,573

Selling, general and
  administrative expenses   406,427         463,058    1,223,295      1,306,595
                        --------------------------------------------------------

Income from operations       87,737          94,686      219,219        279,978

Interest expense - net       33,442          44,417      115,550        150,642
                        --------------------------------------------------------

Income from continuing
  operations                 54,295          50,269      103,669        129,336

Loss from discontinued
  operations               (110,488)       (299,681)    (241,179)      (696,828)
                        --------------------------------------------------------

Net (loss)                $ (56,193)     $ (249,412)  $ (137,510)    $ (567,492)
                        ========================================================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Income from
  continuing operations      $ 0.02          $ 0.04       $ 0.05         $ 0.10

Loss from
  discontinued operations     (0.04)          (0.23)       (0.12)         (0.55)
                        --------------------------------------------------------
Net  (loss)                  ($0.02)         ($0.19)      ($0.07)        ($0.45)
                        ========================================================

Weighted average shares outstanding,

  basic and diluted       2,419,527       1,309,988    2,067,508      1,257,756


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2001 and 2000


                                                              September 30,
                                                           2001           2000
                                                       -------------------------
Cash flows from operating activities:
      Net income continuing operations                 $ 103,669      $ 129,336
      (Loss) from discontinued operations               (241,179)      (696,828)
Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization                      172,254        172,833
      Decrease in accounts receivable                    137,478       (468,419)
      (Increase) Decrease in inventories                (100,463)        26,042
      Decrease in prepaid expenses and other assets       97,497        (19,483)
      (Increase) Decrease in other assets                (32,598)       576,978
      (Increase) Decrease in accounts payable
         and accrued expenses                           (231,863)      (384,110)
                                                       -------------------------

      Net cash (used in) operating activities            (95,205)      (663,651)
                                                       -------------------------

Cash flows from investing activities:
      Purchase of fixed assets                           (97,213)       (42,312)
      Increase in intangible assets                      (39,286)             -
      (Increase) Decrease in net assets
         discontinued operations                         (20,968)        42,154
                                                       -------------------------
      Net cash provided by (used in)
         investing activities                           (157,467)          (158)

Cash flows from financing activities:
      Repayment of long-term debt                        (51,627)       (99,746)
      Issuance of capital stock-exercise of options      438,750        979,775
                                                       -------------------------

      Net cash (used in) provided by
         financing activities                            387,123        880,029
                                                       -------------------------
Net  increase in cash and cash equivalents               134,451        216,220
Cash-discontinued operations                              (6,389)        (8,442)
Cash and cash equivalents at beginning of period          31,104         26,550
                                                       -------------------------

Cash and cash equivalents at end of period
      continuing operations                            $ 159,166      $ 234,328
                                                       =========================

Supplemental disclosure of cash flows information:

     Interest paid                                     $ 115,550      $ 147,375
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

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at September 30, 2001.


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

     Property and equipment consists of the following at September 30, 2001:

        Furniture & equipment                             $1,543,585
        Leasehold Improvements                                74,978
                                                         -------------
             Total cost                                    1,618,563
  Less accumulated depreciation and amortization            (707,307)
                                                         -------------
             Fixed assets, net                              $911,256
                                                         =============


NOTE 4 -Goodwill and Intangible Assets

     Patents are amortized over their estimated useful lives, which range from 1 to 20 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. Goodwill represents the excess of the fair value of the net assets acquired in acquisitions by the Company, and is being amortized on the straight-line method over 10 years. The Company assesses the recoverability of its assets by comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

     Intangible assets consists of the following at September 30, 2001:

       Goodwill                                       $300,000
       Importing licenses                               39,286
       Patents                                       1,552,328
                                                    -----------
                                                     1,891,614
        Accumulated amortization                      (145,004)
                                                    -----------
       Intangible assets, net                      $ 1,746,610
                                                    ===========

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 5 -- SEGMENT REPORTING

     Industry segment information at September 30, 2001 is summarized as follows:

                                                 Total              Operating
                                               Revenues           Profit(Loss)
                                          --------------------------------------

CCI                                              $ 5,705,193          $ 473,995
CMT                                                        -            (37,333)
                                          --------------------------------------
   Total Segment                                   5,705,193            436,662
Eliminations and other
corporate income(expenses)                            53,019           (217,443)
                                          --------------------------------------
Consolidated                                     $ 5,758,212            219,219
                                          =====================
Interest expense                                                        115,550
                                                               -----------------

Income from continuing operations                                     $ 103,669
                                                               =================


                                               Depreciation
                               Capital       and Amortization   Identifiable
                             Expenditures        Expense           Assets
                           ----------------------------------------------------

CCI                                $ 61,516          $ 148,510      $1,589,948
CMT                                  35,797                  -         201,568
Corporate                                 -             23,744       2,397,120
Discontinued Op.                                             -         658,578
                           ----------------------------------------------------
Consolidated                       $ 97,313          $ 172,254      $4,847,214
                           ====================================================


NOTE 6 - Discontinued Operations

     December 28, 2000 the company adopted a formal plan to discontinue the operations of its Deli King, Inc. ("Deli King") mobile catering subsidiary and to dispose of the assets of the business segment. The anticipated disposal date of the remaining assets is approximately December 1, 2001. The assets of Deli King to be sold consist primarily of inventories, catering routes, property, plant and equipment.

     Operating results of Deli King for the nine months ended September 30, 2001 are shown separately in the accompanying income statement. The income statement for 2000 has been restated and operating results of the Deli King are also shown separately.

     Net sales of Deli King for the nine months ended September 30, 2001 and 2000 were $361,157 and $1,924,387 respectively. These amounts are not included in net sales in the accompanying financial statements.

     Net Assets to be disposed of at their expected net realizable values, have been separately classified in the accompanying balance sheet at September 30, 2001.

Item 2.  Management's Discussion and Analysis

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

Results of Operations for the Three Months Ended September 30, 2001 and 2000

     Net sales for the three months ended September 30, 2001 were $2,086,697 compared with $2,130,033 in 2000, a decrease of $43,336, or 2.0%. This decrease is the result of the general downturn in the economy exacerbated by the events of September 11, 2001. Near the end of the second quarter and the beginning of the third quarter CCI had been gaining back some of the lost sales in the leisure services market (airlines and steamship companies) that it had lost near the end of 2000 and earlier this year. Immediately after the events of September 11th several orders in this segment of the market were cancelled. Further, CCI experienced difficulty getting its imported products released at the Port of New York, and for a period of approximately two weeks the Company did not receive any imported Galbani products for delivery to its customers. The receipt of imported products has now returned to normal.
     The Company generated gross profit of $494,164 or 23.7% of net sales in 2001 compared to $557,744 or 26.2% of net sales in 2000. This slight decrease in gross profit percentage was the result of CCI's sales product mix reflecting a continued shift toward lower margin products (grated and shredded cheese products) in the third quarter of 2001. The Company, with the recovery of the leisure services market was starting to experience a product mix shift toward the higher margin products in the first two months of the third quarter. However, as the result of the events of September 11th, that product mix shift ceased, and, with the loss of two weeks of imported product sales in September the product mix during the quarter was once again dominated by the lower margin products.
     Selling, general and administrative expenses were $406,427 and $463,058 in 2001 and 2000, respectively. This represents a decrease of $56,631 or 2.7% of net sales. This decrease reflects the result of certain cost control measures taken at CCI coupled with a reduction in expenditures related to the certain costs of the discontinued Deli King operation offset by the inclusion of $5,732 of start-up costs of the microwave processing business.
     Income from continuing operations for the three months ended September 30, 2001 was $54,295 versus $50,269 in 2000. This represents an increase of $4,026 due to the factors discussed above.
     Interest expense was $33,442 and $44,417 for the three months ended September 30, 2001 and 2000 respectively. The decrease is the result of orderly pay-down of the Company's term obligations, and the recent reduction in interest rates.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

     Net sales for the nine months ended September 30, 2001 were $5,758,212 compared with $5,736,203 in 2000, an increase of $22,009, or 0.4%. Most of this increase is the result of CCI gaining back some of the lost sales in the leisure services market (airlines and steamship companies) that it had lost near the end of 2000 and earlier this year. Immediately after the events of September 11th several orders in this segment of the market were cancelled. Further, CCI experienced difficulty getting its imported products released at the Port of New York, and for a period of approximately two weeks the Company did not receive any imported Galbani products for delivery to its customers. Accordingly, gains that were made during the second quarter and the first two months of the third quarter were negatively impacted by the events of September 11th. The receipt of imported products have now returned to normal.
     The Company generated gross profit of $1,442,514 or 25.1% of net sales in 2001 verses $1,586,573 or 27.6% of net sales in 2000. The decrease in gross profit margin was the result of CCI's sales product mix reflecting a continued shift toward lower margin products (grated and shredded cheese products) in the third quarter of 2001. The Company, with the recovery of the leisure services market was starting to experience a product mix shift toward the higher margin products in the first two months of the third quarter. However, as the result the events of September 11th, that product mix shift ceased, and, with the loss of two weeks of imported product sales in September the product mix during the quarter was once again dominated by the lower margin products.
     Selling, general and administrative expenses were $1,223,295 and $1,306,595 in 2001 and 2000, respectively. This represents a decrease of $83,800 or 1.4% of net sales. This decrease is the result of cost control measures taken at CCI coupled with a reduction in expenditures related to the certain unidentified costs of the discontinued Deli King operation. Also included in SG&A is $37,333 of start-up costs of the microwave processing business.
     Income from continuing operations for the nine months ended September 30, 2001 was $103,669 versus $129,336 in 2000. This represents a reduction of $25,667 due to the factors discussed above.
     Interest expense was $115,550 and $150,642 for the nine months ended September 30, 2001 and 2000 respectively. The decrease is the result of orderly pay-down of the Company's term obligations.
     The Company reported no provision for Federal income taxes for the nine months ended September 30, 2001 and 2000, as the Company had net losses for both periods.

Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.
     At September 30, 2001, the Company had a net worth of $3,091,367 compared to $3,016,026 at September 30, 2000.
     The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the new CMT subsidiary for which the Company will seek independent financing.
     CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.
     The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At September 30, 2001, the Company had capital leases with an unamortized balance of $199,076.
     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations, with the exception of the requirements of CMT.

Seasonality

     The  Company's   business  is  subject  to  the  effects  of   seasonality.
Consequently, the operating results for the quarter ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year.

Anticipated Opportunities

New Business - Classica Microware Technologies, Inc.

     Classica Microwave Technologies, Inc. ("CMT") is currently testing and developing its microwave-processing systems for use in food processing. CMT took delivery in April of its laboratory system and it is fully operational. In July the company began its product testing for various clients. The system has the ability to develop and test food products for companies looking to ensure the bacterial integrity of their products. In addition, CMT's engineer has been successful in designing a microwave system capable of drying various food products. CMT anticipates installing a second laboratory system utilizing this drying process.
     These systems provide longer refrigerated and non-refrigerated shelf life without dependency on additives or preservatives of any kind. The Company now has the ability to develop new products for the expansion of the product lines of its clients and other TCGI companies.

     In October, in response to alleged bacterial terrorism attacks utilizing the Anthrax bacteria in the U.S. Mail, the Company began the design and testing of a modification of its food processing sterilization system for sterilization against the Bacillus anthracis disseminated in or on paper. The physical design of the system is presently under way in the Company's laboratory in Scandiano, Italy. In late October, the Company conducted tests utilizing its laboratory facility in New Jersey to demonstrate that its technology will kill certain bacteria, using a nonpathogenic strain of living bacteria and spores. The results of those tests and detailed descriptions of the how the tests were conducted was reported in a press release on November 8, 2001. In reporting the results the Microbiologist who conducted the tests reported that "...assuming that the various members of the genus Bacillus produce spores of similar heat resistance (to the ones used in the test) it would appear that the microwave process used in this investigation could lend itself to commercial utilization." Due to the danger involved in handling the bacillus and in exposing our employees and the employees of our independent laboratory to the bacillus, the Company has not yet tested the system using Bacillus anthracis or its spores.
     On October 26, 2001 the Company filed an application with the United States Commissioner of Patents and Trademarks for a patent for its method for sterilization against the Bacillus anthracis disseminated in or on paper. Management has not yet fully determined the commercial viability of the system for the sterilization against the Bacillus anthracis disseminated on or in paper. However, the Company believes that it is capable of manufacturing or causing to be manufactured such a system, and has the ability to produce its first marketable unit within 120 days. Further, the Company believes it has adequate capital resources available, including independent financing, to develop, test and market this product, assuming its commercial viability. There can be no assurance that we will successfully develop and market such a system.
     CMT expects to have several revenue sources including; the development of food products having bacterial integrity and extended refrigerated and non-refrigerated shelf life, the sale of systems to food processors concerned about the bacterial integrity of their products, and strategic joint ventures for product development and sales with existing food processors.
     Management believes that the future growth of the Company is dependent upon five factors; (1) the operations of the Company's new Classica Microwave Technologies, Inc. subsidiary (2) acquisition of other companies in the food and food related industries, (3) increasing sales to existing customers by offering new products and product lines, (4) obtaining new customers in the existing markets and developing new markets via current marketing channels, alternative channels (discount, drug, membership clubs and super centers), and the internet, and (5) controlling and containing production, operating and administrative costs.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

(a)       Exhibits

                  None

(b)      Reports filed on Form 8K

                  None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized:




                            THE CLASSICA GROUP, INC.
                            ------------------------
                                  (Registrant)




Date:  November 19, 2001               By:      /s/ Scott G. Halperin
                                                ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer




Date:  November 19, 2001               By:      /s/ Bernard F. Lillis, Jr.
                                                --------------------------
                                                    Bernard F. Lillis, Jr.
                                                    Chief Operating Officer
                                                    Chief Financial Officer
                                                    Principal Accounting Officer
                                                    Treasurer