Form 10KSB
period 2001-12-31
CLASSICA GROUP INC
filed 2002-04-01
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

    Title of each class             Name of each exchange on which registered
_____________________________     _____________________________________________

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X.... No.........

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     State issuer's  revenues for its most recent fiscal year:
        Revenues for the fiscal year ended December 31, 2001 were $7,516,595.

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

     The aggregate market value of the voting stock held by non-affiliates as of December 31, 2001 was $4,147,163.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No ...N/A...

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


         Title of Each Class                    Number of Shares Outstanding
Common Stock, $.001 par value per share       2,513,432 as of December 31, 2001

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

     Transitional  Small  Business  Disclosure  Format  (Check one):
Yes .......; No ....X...

PART 1

Item 1.  Business

         General development of business

     The Classica Group, Inc. (the "Company") is a New York corporation, headquartered in Lakewood, New Jersey. The Company has currently two principal business lines: (i) designing, building, and selling innovative microwave heat processing equipment for pasteurization, sterilization, drying, and sanitizing in the food and pharmaceutical industries. (the "microwave processing business"), and (ii) producing and importing specialty cheeses and Italian foods (the "cheese business").

         Discontinued business

     From February 1996 through March 2001, the Company's wholly owned subsidiary, Deli King, Inc. provided full commissary services to mobile catering truck customers. Deli King had incurred substantial losses since its acquisition and despite attempts to curb such losses continued to be unprofitable. Therefore, at the end of 2000 the Company adopted a formal plan to discontinue its mobile catering business, effective March 9, 2001.

         Description of business

     Classica Microwave Technologies, Inc. along with its wholly owned subsidiary, CGTI Classica Group Technologies Italia, S.r.l. (collectively "CMT") provides safe foods solutions through its automated microwave processing systems. Additionally, CMT's technologically advanced design of post packaging processing, extends refrigerated shelf life through pasteurization and permits non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is designed to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Professor Giuseppe Ruozi, the key developer of the process and one of the leading European experts in the field of microwave technology as it applies to the food industry is under contract with CMT as its Chief Technology Officer. The use of microwave technology in concert with proprietary knowledge acquired over years of research and development by Prof. Ruozi gives CMT a strong position in the growing field of new and innovative processing technologies for the food industry. As important, the latter can be achieved without the research and development costs and the time necessary to integrate the technology with the system design. CMT expects to generate revenues in three different areas. First, the company sells microwave based processing systems for pasteurization, sterilization, sanitizing and drying of food products. Second, the company intends to lease small capacity systems to assist companies in developing an entry into a marketplace while determining the capacity requirements for the purchase of a large scale industrial system. Third, the company intends to utilize its microwave application expertise to provide development services to new and existing clients.
     Microwave energy has long been used in the food industry for various applications such as cooking and defrosting. However, the inability of competing companies to control temperature uniformity prohibited its use as a method of insuring food safety. CMT's system was designed to insure food safety through controlled temperature uniformity by using patented and proprietary microwave technology in concert with hot air under strict time and temperature guides on post packaged products. This technological advancement of guaranteed temperature uniformity using microwave energy as the heat source allows foods to be processed for consumer protection without affecting the taste and texture of the product. The process computer controlled. The design includes a self-monitoring program that alerts an operator to any system malfunction that could jeopardize the food safety of the product.
     The Company's cheese business, Cucina Classica Italiana, Inc. ("CCI"), is engaged in the production, importation and distribution of premium cheeses and Italian foods, and is located at the Company's headquarters in Lakewood, New Jersey.

         Products

     CMT designs and builds microwave heat processing systems capable of validated pasteurization, sterilization, sanitizing, and drying for its clients in the food and pharmaceutical industries. The underlying technology developed for these systems and its inherent flexibility is applicable also to custom needs in other industries.
     Pasteurization Systems - Classica Microwave Technologies, Inc.'s line of pasteurization systems are successfully operating worldwide in the processing of:

>>       Ready Meals (Single portion, Family Pack, Restaurant / Hotel Pack)
>>       Bread and Bakery
>>       Sauces and Dips
>>       Fresh and Pre-cooked Pasta
>>       Pre-Cooked Meat and Vegetables
>>       Frankfurters (Shelf Life Extension).

     Based  on  the  specific  features  and  production   requirements  of  the
customer's product (e.g. ingredients, packaging materials, package size and shape, initial bacterial load, sensitivity to heat and pressure, etc), a design platform is selected and further customized to meet the unique requirements of the product.
     These systems are available with production capacities that range from 100 Lbs/Hour for a laboratory model to 4000 Lbs/Hour for an industrial scale unit.

     Sterilization Systems - We believe that Classica Microwave Technologies, Inc.'s line of continuous sterilization systems are the only microwave processing systems presently available commercially worldwide that can provide food manufacturers with the capability of preparing validated, sterilized food products with 12 months shelf life at ambient temperature:


>>       Ready Meals
>>       Sauces
>>       Pre-Cooked Pasta
>>       Pre-Cooked Meat and Vegetables

     Based on the characteristics of the customer's product, a design platform is selected and customized to meet that product's unique requirements.
     The production capacity of these systems ranges, from 100 Lbs/Hour for a laboratory model to 5000 Lbs/Hour for an industrial scale unit.

     Drying Systems - Classica Microwave Technologies, Inc.'s line of drying systems includes a continuous design platform as well as a series of special rotary batch dryers. These dryers are currently being used for:

>>       Fruits and Vegetables
>>       Cookies and Biscuits
>>       Cereals
>>       Spices
>>       Specialty Meat Products (e.g. Prosciutto)

     Based on the specific features and production requirements of the customer's product a design platform is selected and is further customized to meet the unique requirements of the product. Variable design elements include "Hose Down" construction for easy cleaning including a Self Cleaning belt, Vacuum and additional Infrared heating.
     The production capacity of these systems ranges from 5 to100 Lbs/Hour for a laboratory model to 10,000 Lbs/Hour for an industrial scale unit.

     Sanitizing Systems - Classica Microwave Technologies, Inc.'s line of sanitizing systems use a continuous design platform as well as a series of special Rotary Drum batch designs. These systems are currently being used for:

>>       Spices
>>       Herbs
>>       Grains
>>       Flours
>>       Rice

     Based on the characteristics of the customer's product (mainly sensitivity to heat, initial bacterial load and desired bacterial kill) a design platform is selected and further customized.
     The production capacity of these systems ranges from 100 Lbs/Hour for a laboratory model, and up to 10,000 Lbs/Hour for an industrial scale unit.

     Miscellaneous Systems - While the majority of the systems have been designed for the Food industry, the technology developed for those applications has also been made available to custom processes in other industries:

>>       Drying of Ceramics, paper and wood products
>>       Vulcanization of Rubber
>>       Sterilization of Pharmaceutical products and medical waste

     CCI is a producer of specialty Italian-style cheeses and Greek-style Feta and a major importer of Italian specialty cheeses, and Procuitto di Parma (Italian ham). CCI distributes its products nationally with its heaviest areas of distribution located on the East and West Coasts of the United States. Its customers are other importers and large distributors who sell to smaller distributors and retail accounts. Sixty five percent of sales are food service; i.e., sales to restaurants, catering houses and other businesses in the leisure industry.
     CCI markets Italian specialty and Greek-style Feta cheeses. Bel Paese(R) is a semi-soft natural cheese, manufactured in 5 lb. bulk wheels and 6 oz. mini wheels. In reply to customer demand, several flavors such as Basil and Sun-dried Tomatoes, Roasted Garlic, and Hot Red Pepper flavored Bel Paese have been added to the line. Greek-style Feta cheese and Feta flavored with dill, oregano, sun-dried tomatoes and basil, and with peppercorn are produced in random and in exact weight portions. Freshly grated and shredded Romano and Parmesan cheeses are also produced by CCI and are sold both in bulk for institutional use and in consumer-sized cups. Dry grated Parmesan and Romano are available in canisters under the Cucina Classica Italiana(R) brand. CCI annually produces approximately 200,000 pounds of Bel Paese(R) and 50,000 pounds of Feta. CCI also provides private label drying, grating and shredding services for some well known branded cheese sellers in the U.S.
     Galbani(R) Mascarpone, Gorgonzola Dolcelatte and Bel Paese(R) Medallions are CCI's imported products. 700,000 pounds of Galbani Mascarpone, a specialty dessert cheese was imported in 2001. CCI imports more than 50% of the nation's imported Mascarpone. In 2001, the Company imported 175,000 pounds or approximately three and one quarter million individual medallions of Bel Paese Process Medallions, a soft, spreadable cheese.
     Procuitto di Parma and Gorgonzola Dolcelatte(R), the Italian blue-mold cheese, round out the line with 2001 imports of 35,000 pounds and 55,000 pounds, respectively.
     CCI also imports Parmigiano Reggiano, Grana Padana, and Pecorino Romano, which are sold in whole wheels, pre-cut portions or freshly grated in deli cups.

         New Products and Expansion

     CMT's post packaging microwave systems offer food safety advantages to frozen, fresh refrigerated and shelf stable food processors. However, fresh refrigerated and shelf stable food processors will benefit from all the advantages of our technology. Presently, our pasteurization applications have been used for prepared foods, fresh pastas, breads, juices and other liquids. The sterilization applications are presently used for prepared meals and the drying applications are being used for cereal and confectionary items.
     CMT is in the latter stages of designing technically advanced drying systems that will offer the meat industry the ability to process cured meats at a rate up to 10 times faster than the methods being used today (Patent Pending). These systems will also have applications to both the produce and vegetable markets for sanification and drying.
     Additionally, other applications are being studied.
     CCI is continually seeking to expand its product line by either producing or importing new products. In 2002 CCI will undertake a marketing project to determine if there is a market for Galbani's short shelf life products, such as fresh mozzarella, in the United States. In addition, with a view toward decreasing its dependence on the food service industry, CCI has been studying the packaging of its products to make them consumer friendly for the retail market. A new retail shipper / display for the 3-pack Bel Paese process cheese spread was introduced at the end of 2001.

         Competitive Position

     Currently, the market for industrial Microwave heat processing systems is a small niche in the larger area of industrial heat processing systems. The competition can be divided into 3 groups:

>> The existing manufacturers of Microwave systems for the food industry have developed expertise and a good reputation in the following applications: Frozen Food Tempering, Bacon Cooking and Pasta Drying - The competition's system designs are similar to each other and employ a continuous tunnel with a few high power microwave generators. Their design is limited in its capability to generate uniform heat distribution within the product, and, accordingly, is useful only in such applications where heat uniformity is less important. Classica Microwave Technologies has no plan to compete in these applications, and is focusing its efforts on higher value added applications that necessitate the uniform heat distribution that only our systems are capable of providing at the present time. These companies include:
         Microdry, Amana Industrial Systems, Ferrite, Cober Electronics and Strayfield.

>> The market leaders of conventional heat processing systems currently lack the proprietary know-how to readily manufacture competing equipment. However, it is reasonable to assume that they will develop / acquire capabilities to build and market new systems that will compete with Classica. These companies include: APV, Alpha-Laval, FMC, and Stork.

>> The last group is comprised of a few small companies, each with individual/s that had been employed and trained in the past at Classica's predecessor, and whose technical knowledge enabled them to design and build competing systems. These companies are lacking in R&D capabilities and have limited financial and marketing resources. These companies include: Modo Grupo, CIE, Nuova Era and REM.

     CCI maintains a strong presence in the Italian specialty food market. CCI offers trade promotions to its major customers, provides point-of-sale materials to help product sell-through at the retail level, offers consumers various incentives to buy its products and uses consumer and trade media to increase product awareness nationwide.

         Product Line Exclusivity License & Trademark Agreements

     CMT is utilizing four US patents and numerous foreign patents purchased by the Company in October of 2000, in conjunction with patents the Company has applied for or presently has under development. These patents have effective lives of from 10 to 19 years, and provide CMT with exclusivity in marketing our technology.

     CCI is the exclusive U.S. importer of the Galbani line of Italian specialty cheeses and meat products. Egidio Galbani, S.p.A. of Milan, Italy, is a major force in the European Dairy Market with an annual sales volume of about US$1.4 billion dollars.
     CCI has the exclusive right to import Galbani products into the U.S., and is the only company worldwide with the license to manufacture cheeses bearing the Galbani trademarks. The Product Exclusivity and License to Manufacture Agreements are granted in a contract, which runs through the year 2003 when it will be subject to renewal.
     CCI's trademarks are Cucina Classica Italiana(R), Classika(R) and Tal-Fino(R). CCI is currently applying for the trademark Classica and uses the
(TM) symbol to denote its application.

         Government Regulations

     All of the Company's subsidiaries are subject to regulations of the U.S. Department of Agriculture (USDA) and The U.S. Food and Drug Administration
(FDA).

     CMT's Pasteurization systems technology is presently being used in USDA plants in the United States. CMT will proceed to work with potential clients interested in sterilization, and with the relevant regulatory agencies to obtain government approval and certification for the equipment.

     The USDA establishes regulations for cheese identity and also oversees the importation of meat products into the U.S. The FDA regulates cheese labeling and has established strict guidelines regarding ingredients and nutritional information.


         Research & Development

     CMT plans on allocating substantial resources to product testing and development of the applications. It is estimated that several million dollars has been spent toward the development and design of present systems.

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

         Current Employees

     The Company and its subsidiaries currently employ 21 people of which 18 are full time.


Item 2.  Description of Property

     CCI leases a 28,000 square foot facility at 1835 Swarthmore Avenue, Lakewood, New Jersey 08701, of which approximately 3,000 square feet serves as office space. This facility serves as the Classica Group's headquarters as well as a cheese drying, shredding and grating operation and warehouse.
     CMT occupies approximately 2,000 square feet at this location serving as its product-testing center within. This center houses CMT's laboratory scale microwave pasteurization and sterilization system and a test kitchen equipped for food preparation. This product-testing center is used for food product development under pasteurization or sterilization for clients interested in purchasing a system, joint venture interests or potential acquisition candidates.
     The facility is a fireproof high bay warehouse located on 3.5 acres with ample expansion potential. The warehouse contains 13,000 cubic feet of cooler space. This facility is leased at a basic rent of $7,665 per month or $91,980 annually. The lease was renewed in August 1999 for a five-year term with no rent escalation.
     Additionally, CMT leases a 3768 square foot facility at Via Nagy 7, 42019 Pratissolo di Scandiano, Italy, of which approximately 2700 square feet serves as office space, with the balance serving as its laboratory. The facility is leased at a basic rent of 1,807.6 Euro dollars (approximately $1,600) per month or 21,691.2 Euro dollars (approximately $19,200) annually. The lease was entered into on December 15, 2001, and continues for a period of four years. At the end of each year, the rent shall be adjusted to changes based upon Italian price indexes.


Item 3.  Legal Proceedings

     There currently are no material legal proceedings by or against the Company, or any of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's common shares are traded on the over-the-counter market through the NASDAQ Small Cap Market Trading System under the symbol TCGI. The following table sets forth the range of high and low bid quotations for the common stock for the period indicated, as reported by NASDAQ. The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                      2001                         2000
                                  Common Shares                Common Shares
       Period                 High             Low           High          Low
                           -----------------------------------------------------

January 1 - March 31        $2.6670          $1.1670       $9.2800       $1.5900

April 1 - June 30            4.6670           1.8750        8.2500        2.8800

July 1 - September 30        4.6000           2.5600        8.5000        4.2500

October 1 - December 31      5.2500           1.3400        7.9400        2.0000

     As of March 12, 2002 there were approximately 240 holders of record of the Company's common stock.
     The Company has not paid a cash dividend on its common stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid. However, there are no restrictions on the payment of dividends, either by contract or regulation.

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

     Results of Operations for the Years Ended December 31, 2001 and 2000

     Net sales for the year ended December 31, 2001 were $7,516,595 compared with $8,305,879 in 2000, a decrease of $789,284, or 9.5%. This decrease in sales at CCI is the result of a general downturn in the U.S. economy that was exacerbated by the events of September 11th. Most of the Galbani(R) imported cheese, and meat products sold by the Company are sold to food service, high end white tablecloth restaurants, and the travel and entertainment industry. The reduction in the sales of those products represents 81% ($645,700) of the total reduction in revenue in 2001 vs. 2000. An additional factor that has affected the sale of the imported products is a reduction in "best if used by" shelf life ascribed to the products by the manufacturer in Italy. CCI's customers have reduced their inventory levels in order to reduce the amount of "out of date" product they experience. In January of 2002 CCI instituted an air freight program for the Galbani products that provides CCI's customers with 21 to 25 additional day shelf life (versus shipping the product from Italy to the U.S. by boat.) As a result of the air freight program, coupled with an overall improvement in the economy CCI sales for the first two months of 2002 are up 9.2% over the same period in 2001 and 17.4% over the same period in 2000. CCI Management notes that the upward trend is continuing in March and the first quarter of 2002 should show an increase in revenues over the same period in 2001 and 2000. The Company generated gross profit of $1,723,078 or 22.9% of net sales in 2001 verses $1,951,147 or 23.5% of net sales in 2000. The decrease in gross profit margin was the result of CCI's reduction in sales of the high margin Galbani products, both imported and domestic, resulting in an overall shift its product sales mix to the lower margin grated and shredded products. Selling, general and administrative expenses were $1,780,444 and $1,697,440 in 2001 and 2000, respectively. This represents an increase of $83,004 or 1.1% of net sales. This increase included $118,693 in start-up expenses for the microwave processing business in 2001 verses $68,400 for 2000, an increase in those expenses of $50,293. The remaining increase is the result of an aggressive marketing effort undertaken at CCI to generate sales for 2002.

     Loss from continuing operations for the year ended December 31, 2001 was ($219,797) versus income of $52,925 in 2000. This represents a reduction of $272,722 due to the factors discussed above.

     Interest expense was $162,431 and $200,782 for the years ended December 31, 2001 and 2000 respectively. The decrease is the result of orderly pay-down of the Company's term obligations.

     The Company reported no provision for Federal income taxes for the years ended December 31, 2001 and 2000, as the Company had net losses for both years.

     Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities. At December 31, 2001, the Company had a net worth of $2,225,443 compared to $2,790,126 at December 31, 2000.
     The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the new CMT subsidiary for which the Company is planning a private placement.
     CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.
     The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At December 31, 2001, the Company had capital leases with an unamortized balance of $194,161.
     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations, with the exception of the requirements of CMT.

     Anticipated Future Growth

     CMT has a unique patented and proprietary expertise in microwave processing applications. While the technology has been in use in Europe and in Japan, with more than 200 successful installations, it is virtually unknown beyond those markets.
     CMT plans to penetrate these new markets and generate revenues from 3 distinct sources:

>>       Sales of Microwave heat processing systems.
>>       Leasing of Microwave heat processing systems
>>       Sales of Technical Services.

     In order to facilitate sales of the company's Microwave systems, a major campaign of communications and education will be undertaken among future users, government regulatory agencies and food industry professionals - globally.

The objectives of this campaign are:

>> To introduce the company and the benefits of its systems to the universe of future potential users
>> To gain for these technologies a high level of recognition and acceptance.

     Concurrent with the communications and education campaign, the company will establish its direct sales force in the USA, and a network of exclusive agents worldwide to identify, negotiate and sell its equipment to clients on a global basis.
     Leasing of Microwave heat processing systems is the company's second channel of revenues. It has importance far beyond the actual cash-flow it will generate, since it will be the premier marketing vehicle through which the Company will introduce its technology to small and mid size first time users. The program will provide these new users a low risk business opportunity to increase their sales and profits.
     It will provide CMT with a steady stream of cash in terms of leasing fees, and a continuously replenishing source of new sales from those customers with leased equipment who are driven by need to enlarge their manufacturing capacity.
     The third revenue channel is from Technical Services. The company will provide potential clients with access to its laboratories in the USA and Italy, for the purpose of developing and customizing new processing applications. While some of these services are provided free of charge as part of the marketing efforts, other more comprehensive research and development services will be marketed and offered to clients for fees.
     The company uses its laboratories and technical staff to continuously improve current systems, and develop next generation systems.
     Beyond the efforts to sell systems to food manufacturers, the company will market itself and its capabilities through partnerships with engineering design companies, and with manufacturers of complimentary equipment, to provide future clients with "Total Delivered Solutions".
     The company is a member of 10 relevant Trade Associations, through which it promotes recognition of the Microwave Technology in general, and the company's unique systems in particular.

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

Item 13. Exhibits and Reports on Form 8-K

Exhibit No.         Description of Exhibit                                  Note

10.  (ai) - -     Agreement between the Company and OMAC                     1
                     Research, Ltd.
     (aj) - -     Lease Agreement between CGTI Classica Group                2
                     Technologies, Italia S.r.l. and PRAGMATA, S.r.l., dated December 15, 2001.

NOTES

1.       Filed with the Company's 2000 Form 10-KSB, and incorporated herein.

         2.       Filed herein.

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLASSICA GROUP, INC.



By:      /s/ Scott G. Halperin                            Date:   March 29, 2002
         --------------------------------------------
         Scott G. Halperin
         Chairman of the Board
         Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Scott G. Halperin                            Date:   March 29, 2002
         --------------------------------------------
         Scott G. Halperin
         Chairman of the Board
         Chief Executive Officer
         Audit Committee Member

By:      /s/ Bernard F. Lillis, Jr.                      Date:    March 29, 2002
         -----------------------------------
         Bernard F. Lillis, Jr.
         Chief Financial Officer
         Principal Accounting Officer
         Director

By:      /s/ Joseph M. Greene                             Date:   March 29, 2002
         --------------------------------------------
         Joseph M. Greene
         Director
         Audit Committee Member

By-      /s/ Alan Rubin                                   Date:   March 29, 2002
         --------------------------------------------
         Alan Rubin
         Director
         Audit Committee Member

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                                      INDEX



                              FINANCIAL STATEMENTS


Included in Part II


Report of Independent Certified Public Accountants


Consolidated Balance Sheet at December 31, 2001


Consolidated Statements of Operations for the Years Ended
        December 31, 2001 and 2000


Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001 and 2000


Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
        December 31, 2001 and 2000


Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders of
The Classica Group, Inc.
Lakewood, New Jersey


We have audited the accompanying consolidated balance sheet of The Classica Group, Inc. and Subsidiary Companies (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.


EHRENKRANTZ, STERLING & CO., LLC

Livingston, New Jersey
March 27, 2002

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2001

                                     ASSETS
                                   ----------

CURRENT ASSETS:
Cash and cash equivalents                                               $100,997

          Accounts receivable                                            155,392


          Inventories                                                    446,653


          Prepaid expenses and other current assets                       57,064
                                                                        --------

          TOTAL CURRENT ASSETS                                           760,106


Property and equipment, at cost, net                                     890,185

Intangible assets, net                                                 1,552,640

Other assets                                                             405,556


Goodwill, net                                                            157,500
                                                                       ---------

          TOTAL   ASSETS                                              $3,765,987
                                                                      ==========


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    -----------------------------------------


CURRENT LIABILITIES:
         Current portion of long-term debt                           $   90,949

         Accounts payable                                             1,278,883

         Accrued expenses                                                67,500
                                                                      ----------

         TOTAL CURRENT LIABILITIES                                    1,437,332

Long-term debt, less current portion                                    103,212
                                                                     ----------

         Total liabilities                                            1,540,544
                                                                     ----------

         COMMITMENTS AND CONTINGENCIES                                        -

                              STOCKHOLDERS' EQUITY
                             -----------------------

         Preferred stock
         Class A participating convertible preferred shares,
         $1 par value, stated at liquidation value, authorized 200
         shares of which 16.5 shares are issued and outstanding         397,898

         Common stock
         $.001 par value, 25,000,000 shares authorized, 2,513,432
         issued and outstanding                                           2,513

         Additional paid-in-capital                                   3,676,085

         Accumulated deficit                                         (1,851,053)
                                                                     ----------

         Total stockholders'equity                                    2,225,443
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $3,765,987
                                                                    ============


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                           Years Ended
                                                           December 31,
                                                     2001                2000
                                               ---------------------------------

Net sales                                       $ 7,516,595         $ 8,305,879

Cost of sales                                     5,793,517           6,354,732
                                               ---------------------------------

Gross profit                                      1,723,078           1,951,147

Selling, general and administrative expenses      1,780,444           1,697,440
                                               ---------------------------------

Income (Loss) from operations                       (57,366)            253,707

Interest expense - net                              162,431             200,782
                                               ---------------------------------

Income (Loss) from continuing operations           (219,797)             52,925

Discontinued operations
    Loss from operation of business segment        (179,074)         (1,439,147)

    Loss from disposal of business segment         (728,494)         (1,017,188)
                                               ---------------------------------

NET LOSS                                       $ (1,127,365)       $ (2,403,410)
                                               =================================


INCOME (LOSS) PER COMMON SHARE

BASIC & DILUTED

Income (Loss) from continuing operations            $ (0.10)             $ 0.04

Loss from discontinued operations                     (0.42)              (1.76)
                                               ---------------------------------


NET LOSS                                            $ (0.52)            $ (1.72)
                                               =================================

Weighted average shares outstanding,
     basic and diluted                            2,168,052           1,396,284

                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                              Years Ended
                                                              December 31,
                                                           2001          2000
                                                     ---------------------------
Cash Flows from operating activities:
      Net loss                                        $(1,127,365)  $(2,403,410)
Adjustments to reconcile net less to net cash
   used in operating activities:
      Decrease in investment in discontinued
         operations                                       637,610     1,568,388
      Depreciation                                        184,749       173,498
      Amortization                                         68,974        87,267
Changes in operating assets and liabilities
      Accounts receivable                                 337,824        10,484
      Inventories                                         (11,255)      (16,181)
      Prepaid expenses and other current assets            95,351       (27,929)
      Other assets                                        (13,067)      258,797
      Accounts payable and accrued expenses              (442,251)      (46,738)
                                                     ---------------------------
      Net cash used in operating activities of
         continuing operations                           (269,430)     (395,824)
                                                     ---------------------------
Cash flows from investing activities:
      Purchase of property and equipment                 (127,532)     (107,424)
      Costs of of obtaining import license                (39,285)           -
                                                     ---------------------------
      Net cash used in investing activities
                 of continuing operations                (166,817)     (107,424)
                                                     ---------------------------
Cash flows from financing activities:
      Proceeds of long-term debt                           28,659            -
      Repayment of long-term debt                          85,201)     (110,076)
      Proceeds from issuance of capital stock             562,682       617,878
                                                     ---------------------------
      Net cash provided by financing activities           506,140       507,802
                                                     ---------------------------

Increase in cash and cash equivalents                      69,893         4,554
Cash and cash equivalents at beginning of year             31,104        26,550
                                                     ---------------------------

Cash and cash equivalents at end of year                $ 100,997      $ 31,104
                                                     ===========================
Supplemental disclosure of cash flow information:
      Interest paid                                     $ 162,431     $ 199,910
      Income taxes paid                                       240           750
Non-cash financing activities
         The Company issued 301,094 shares of its common stock for the acquisition of certain patents and testing equipment during 2000.


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2001 and 2000

                               CLASS "A" PARTICIPATING
                                CONVERTIBLE PREFERRED
                             --------------------------
                                             AMOUNT
                                           STATED AT                               ADDITIONAL       RETAINED
                                          LIQUIDATION        COMMON SHARES           PAID-IN        EARNINGS
                                SHARES       VALUE         SHARES      AMOUNT        CAPITAL        (DEFICIT)         TOTAL
                             ----------------------------------------------------------------------------------------------------
Balance at December 31, 1999     16.5      $ 397,898     1,009,333    $ 1,009       $ 525,114     $ 1,679,722      $2,603,743

Private Placement                 -               -        200,000        200         299,800              -          300,000

Options exercised                 -               -        301,786        302         496,473              -          496,775

Acquisition of Assets             -               -        301,094        301       1,792,717              -        1,793,018

Net loss                          -               -             -          -               -       (2,403,410)     (2,403,410)
                             ----------------------------------------------------------------------------------------------------

Balance at December 31, 2000     16.5        397,898     1,812,213      1,812       3,114,104        (723,688)      2,790,126

Options exercised                 -               -        701,219        701         561,981              -          562,682

Net Loss                          -               -             -          -               -       (1,127,365)     (1,127,365)
                             ----------------------------------------------------------------------------------------------------

Balance at December 31, 2001     16.5      $ 397,898     2,513,432    $ 2,513     $ 3,676,085    $ (1,851,053)     $2,225,443
                             ====================================================================================================

                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS
     Classica Microwave Technologies, Inc. along with its wholly owned subsidiary, CGTI Classica Group Technologies Italia, S.r.l. (collectively "CMT") provides safe foods solutions through its automated microwave processing systems. Additionally, CMT's technologically advanced design of post packaging processing, extends refrigerated shelf life through pasteurization and permits non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is designed to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Professor Giuseppe Ruozi, the key developer of the process and one of the leading European experts in the field of microwave technology as it applies to the food industry is under contract with CMT as its Chief Technology Officer. The use of microwave technology in concert with proprietary knowledge acquired over years of research and development by Prof. Ruozi gives CMT a strong position in the growing field of new and innovative processing technologies for the food industry. As important, the latter can be achieved without the research and development costs and the time necessary to integrate the technology with the system design. CMT expects to generate revenues in three different areas. First, the company sells microwave based processing systems for pasteurization, sterilization, sanitizing and drying of food products. Second, the company intends to lease small capacity systems to assist companies in developing an entry into a marketplace while determining the capacity requirements for the purchase of a large scale industrial system. Third, the company intends to utilize its microwave application expertise to provide development services to new and existing clients.
     Microwave energy has long been used in the food industry for various applications such as cooking and defrosting. However, the inability of competing companies to control temperature uniformity prohibited its use as a method of insuring food safety. CMT's system was designed to insure food safety through controlled temperature uniformity by using patented and proprietary microwave technology in concert with hot air under strict time and temperature guides on post packaged products. This technological advancement of guaranteed temperature uniformity using microwave energy as the heat source allows foods to be processed for consumer protection without affecting the taste and texture of the product. The process computer controlled. The design includes a self-monitoring program that alerts an operator to any system malfunction that could jeopardize the food safety of the product.
     The Company's cheese business, Cucina Classica Italiana, Inc. ("CCI"), is engaged in the production, importation and distribution of premium cheeses and Italian foods. CCI distributes its products nationally with its heaviest areas of distribution located on the East and West Coasts of the United States. Its customers are other importers and large distributors who sell to smaller distributors and retail accounts.

     FINANCIAL STATEMENT PRESENTATION
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material intercompany transactions have been eliminated.

     USE OF ESTIMATES
     The  preparation  of financial  statements  in  conformity  with  generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     REVENUE RECOGNITION
     Net sales are recognized at the time products are shipped to customers.

     In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements SAB 101 summarizing certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financials. The Company has adopted of SAB 101 and currently believes that its revenue recognition polity is consistent with the guidance of SAB 101.

     CASH EQUIVALENTS AND MARKETABLE SECURITIES
     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     ADVERTISING COSTS
     The Company expenses all advertising costs as incurred. The Company incurred approximately $16,860and $11,840 in advertising costs for the years ended December 31, 2001 and 2000, respectively.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     INVENTORIES
     Inventories consist of raw materials used in production and finished goods and are carried at the lower of cost or market. Cost is determined on a first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the assets which range from three to ten years.

     GOODWILL AND INTANGIBLE ASSETS
     Patents, recorded at cost, are amortized over their estimated useful lives, approximating 15 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. Goodwill represents the excess of the fair value of the net assets acquired in acquisitions by the Company, and is being amortized on the straight-line method over 10 years. The Company assesses the recoverability of its assets by comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Intangible assets consist of the following at December 31, 2001:

              Patents                                $ 1,552,328

              Import licenses                             39,285
                                                   --------------
                                                       1,591,613
              Accumulated amortization                   (38,973)
                                                   --------------

              Intangible assets, net                 $ 1,552,640
                                                   ==============

Goodwill consists of the following at December 31, 2001:

              Goodwill                                 $ 300,000
              Accumulated amortization                  (142,500)
                                                   --------------

              Goodwill, net                            $ 157,500
                                                   ==============


     CONCENTRATION OF RISK
     Approximately 50% of the Company's purchases originate from one supplier, outside the United States, under an exclusive contract, which expires in 2003. Management believes that, in the event of a disruption in the supply of product as the result of circumstances beyond its control, wherein the supplier could not supply product in a timely manner, a replacement source could be obtained without major disruption to the business.

     The Company maintains cash balances in financial institutions, which are insured by the Federal Deposit Corporation up to $100,000.

     LONG-LIVED ASSETS
     In accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, long-lived assets to be held and used by the Company are reviewed to determine whether an event of change in circumstances indicated that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the asset, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the assets may not be recoverable, the Company determines whether impairment has occurred through the use of undiscounted cash flows analysis of assets at the lowest level for which
identifiable  cash  flows  exist.  If  impairment  has  occurred,   the  Company
recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. Management has determined that there is no impairment of assets in the continuing segments of the business. No impairment expense was recognized in the year ended December 31, 2001.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     INCOME TAXES
     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     EARNINGS PER COMMON SHARE
     Earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred.

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


Note 2 - Inventories

     Inventories at December 31, 2001 consist of:

          Raw materials                             $118,709

          Finished goods                             327,944
                                                 ------------

          Total inventory                           $446,653
                                                 ============

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 3 - Property and equipment

     Property and equipment, at cost, consists of the following at December 31, 2001:


   Furniture, fixtures and equipment                               $ 1,555,568

   Leasehold Improvements                                               86,876
                                                                 --------------

        Total Cost                                                   1,642,444
   Less accumulated depreciation and amortization                     (752,259)
                                                                 --------------
   Fixed assets, net                                                 $ 890,185
                                                                 ==============


NOTE 4 - DISCONTINUED OPERATIONS

     On December 28, 2000 the Company adopted a formal plan to discontinue the operations of its Deli King, Inc. ("Deli King") mobile catering subsidiary and to dispose of the assets of the business segment. The operations of Deli King ceased on March 9, 2001.

     Operating results of Deli King Subsidiary for the years ended December 31, 2001 and 2000 are shown separately in the accompanying income statement.

     Net sales of Deli King for 2001 and 2000 were $ 343,463 and $2,426,028 respectively. These amounts are not included in net sales in the accompanying financial statements.

     As of December 31, 2001, all of the assets of Deli King, Inc. have been disposed of or have been deemed to be worthless. In February 2002, Deli King, Inc. filed for liquidation under Chapter VII in the U.S. Bankruptcy Court for the District of New Jersey. Management believes that there are no material present or future liabilities on the part of the Company for matters relating to Deli King, Inc.


NOTE 5 - OTHER ASSETS

     Other assets consist of the following at December 31, 2001:

Restricted cash relating to amounts                        $352,131
    owed to a major supplier
Accounts and notes receivable                                 5,490
Deposits                                                     47,435
Other                                                           500
                                                 -------------------

Total                                                      $405,556
                                                 ===================

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 6 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     The Company has nine capital leases requiring monthly payments totaling $9,474 including interest between 9.0% and 16.4% and maturing through February 2006.

     The machinery and equipment under capital leases have a capitalized cost of $419,527, less accumulated depreciation of $233,969.

     The following is the schedule of future minimum payments required under the leases together with their present value as of December 31, 2001:


                        Years Ending
                        December 31,                                  Amount
                            2002                                    $ 107,758
                            2003                                       86,453
                            2004                                       17,908
                            2005                                        5,028
                            2006                                        3,771
                                                              ----------------
Total minimum lease payments                                          220,918
Less: amount representing interest                                    (26,757)
                                                              ----------------
Present value of net minimum lease
     payments including current
     maturities of  $90,949                                         $ 194,161
                                                              ================

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 7 - INCOME TAXES

     The income tax provision is comprised of the following for the years ended:

                                                           December 31,
                                                      2001              2000
                                                --------------------------------
Current
     Federal                                      $      -          $      -
     State                                               -                 -
Deferred
     Federal                                       (373,104)         (806,959)
     State                                               -                 -
                                                --------------------------------
Sub-total                                          (373,104)         (806,959)

Valuation allowance                                 373,104           806,959
                                                --------------------------------
Income tax provision                             $       -          $      -
                                                ================================

     The difference between the U.S. federal statutory rate and the Company's effective tax rate are as follows:
                                                         Year Ended December 31,
                                                             2001       2000
                                                        ------------------------
Federal statutory tax rate                                      34.0%      34.0%
Other                                                           (1.0)      (1.0)
Valuation allowance                                            (33.0)     (33.0)
                                                        ------------------------
Effective tax rate                                               0.0%       0.0%
                                                        ========================

     Deferred tax assets (liabilities) are comprised of the following:

                                                           December 31, 2001
                                                        -----------------------
Net operating loss carryforwards                             $ 8,382,559
Impairment of long-lived asset                                  (534,867)
                                                        -----------------------

                                                               7,847,692
Less:  valuation allowance                                    (7,847,692)
                                                        -----------------------
                                                             $        -
                                                        =======================

     The Company has available net operating loss carryforwards of approximately $7,800,000 for federal and state income taxes expiring between 2009 and 2021 to offset future taxable income.
     A deferred tax asset results from the benefit of utilizing net operating loss carryforwards in future years. A valuation allowance has been provided for the entire benefit.
     During the years ended December 31, 2001 and 2000, the increase in the valuation allowance was $373,104 and $806,959, respectively. These charges reflect increases in the valuation allowance related to the deferred tax asset.
     The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 8-- COMMITMENTS

     Factoring Agreement

     The Company is a party to a factoring agreement with GMAC Commercial Credit, LLC (GMAC). The Company is required to factor substantially all of its trade receivables on a non-recourse basis in return for immediate cash credit for a major portion of these factored receivables as well as a portion of the finished goods inventory. The factoring fee is 1% of the invoice amount and 1% over prime on the amount advanced under the factoring agreement. At December 31, 2001 the amount advanced under the factoring agreement was $738,033. The prime rate was 4.75% at December 31, 2001. The factoring agreement provides The Company with an ability to receive advances of up to $3,000,000. The Company has pledged all of its accounts receivable, inventories, and equipment as collateral for this credit agreement.

     Operating Leases

     The Company leases a distribution and office facility in Lakewood, New Jersey under a lease expiring in August 2004 and requiring an annual commitment of approximately $92,000. The lease requires that the Company pay certain operating expenditures of the facility. A renewal option exists.
     The Company leases a 3768 square foot facility at Via Nagy 7, 42019 Pratissolo di Scandiano, Italy, of which approximately 2700 square feet serves as office space, with the balance serving as its laboratory. The facility is leased at a base rent of $19,522 annually. The lease was entered into on December 15, 2001, and continues for a period of four years. At the end of each year, the rent shall be adjusted based upon changes in the Italian price indexes.
     Rent expenses totaled $120,236 and $118,679 in 2001 and 2000 respectively.

     Minimum future commitments under all operating leases are as follows:


                       Year Ended
                       December 31,                          Amount
                    ------------------                ------------------

                          2002                              111,497
                          2003                              111,497
                          2004                               80,839
                          2005                               18,709
                                                      ------------------
                                                          $ 322,542
                                                      ==================

     Royalties

     The Company has a license agreement expiring in 2003 with S.p.A. Egidio Galbani ("Galbani") under which it is licensed to manufacture certain Galbani brand products in the United States. Royalties of $.20 per pound of product produced and sold are required under the agreement. The Company incurred $36,263 and $41,212 in royalty expense for the years ended December 31, 2001 and 2000 respectively.

     Litigation

     The parent and its subsidiaries are not currently involved in any litigation that they expect, individually or in the aggregate, will have a material adverse effect on the Parent's financial condition or results of operations.

     Employment Agreements

     The Company has employment agreements with the Company's Chairman and Chief Executive Officer and its Chief Financial and Operating Officer that expire on July 31, 2005.

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 9 - STOCK PLANS

     The Company's 1998 Incentive and Nonqualified Stock Option Plan was amended in 1999 to provide for the granting of options to purchase 600,000 shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of 2001, 222,821 options were available for grant under the plan and reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan.

     The Company's 1998 Director Stock Option Plan provides for the granting of options to purchase 40,000 shares of common stock to certain directors of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of 2001, no options were available for grant under the plan and 40,000 shares of common stock were reserved for issuance under the 1998 Director Stock Option Plan.

     SFAS No. 123 Accounting for Stock-Based Compensation encourages (but does not require) compensation expense to be measured based on fair value of the equity instrument awarded. In accordance with APB No. 25 "Accounting for Stock Issued to Employees" no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plans, as all options have been granted to employees and non-employee directors with exercise prices equal to or greater than the fair market value of the underlying stock on the date of grant. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss would have been $(1,642,335) and $(2,904,466) for 2001 and 2000, respectively. Diluted loss per share, would have been $(0.76) and $(2.08) for 2001 and 2000, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

     Stock options transactions are summarized as follows:

                                       2001 Options         2001 Warrants                  2000 Options       2000 Warrants
                                                Weighted                  Weighted                Weighted                Weighted
                                                 Average                   Average                 Average                 Average
                                                Exercise                  Exercise                Exercise                Exercise
                                     Shares        Price        Shares       Price        Shares     Price     Shares        Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year      572,849       1.3127        91,300      8.9058       606,349   $4.4395     91,300      $8.9058

Granted                             734,719       1.7543                                 222,017   $1.2500     -           -

Forfeited                                                      (58,668)     8.7784      (247,500)  $3.7500

 Exercised                         (701,219)      1.7629                                  (8,017)    -          -          -
-----------------------------------------------------------------------------------------------------------------------------------


Outstanding, end of year            606,349       1.3271        32,632      9.1349       572,849   $1.3127     91,300      $8.9058
                               ====================================================================================================

Options and warrants
   exercisable at year-end          606,349       1.3271        32,632      9.1349       572,849   $1.3127     91,300      $8.9058
                               ====================================================================================================

Weighted-average fair value of     $ 1.6700                                             $ 1.8100
   options granted during the year

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The following table summarizes stock options and warrants outstanding and exercisable at December 31, 2001:

                             Weighted      Outstanding          Exercisable
                              Average              Average              Average
  Exercise        Options &  Remaining  Options &  Exercise  Options &  Exercise
 Price Range      Warrants     Life     Warrants    Price    Warrants     Price
--------------------------------------------------------------------------------
$ 1.25   $ 5.00   602,349      6.40      602,349   $ 1.29    602,349     $ 1.29
  6.25     8.75    20,732      3.58       20,732     7.26     20,732       7.26
  9.00    12.50    13,400      1.22       13,400     9.75     13,400       9.75
 16.80    20.00     2,500      0.02        2,500    16.80      2,500      16.80
--------------------------------------------------------------------------------

                  638,981      6.18      638,981   $ 1.73    638,981     $ 1.73
                ================================================================


     The fair value of each option granted is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively: risk free interest rate 2.5% and 5.5%; expected life from 1 to 5 years; expected volatility of 127% and 62%; dividend yield 0% and 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the option holder.


Note 10 -- SEGMENT REPORTING

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. There are no material inter-segment sales or transfers. All revenues are generated within the United States and all revenue-producing assets are located therein.

     Management evaluates a segment's performance based upon profit or loss from operations before income taxes.

     Industry segment information is summarized as follows:


                                  Total Revenues        Operating Profits (Loss)
                                 2001          2000          2001        2000
                            ----------------------------------------------------
CCI                         $ 7,478,213    $ 8,295,163   $ 456,536    $ 741,037
CMT                                 443             -     (118,250)     (68,408)
                            ----------------------------------------------------
  Total Segment               7,478,656      8,295,163     338,286      672,629
Eliminations and other
corporate income(expenses)       37,939         10,716    (395,652)    (418,922)
                            ----------------------------------------------------
Consolidated                $ 7,516,595    $ 8,305,879     (57,366)     253,707
                            ===========================
Interest expense                                           162,431      200,782
                                                       -------------------------
Consolidated (loss) income from continuing
   operations before income taxes                       $ (219,797)    $ 52,925
                                                       =========================


                                       Depreciation and        Identifiable
                Capital Expenditures Amortization Expense         Assets
                ----------------------------------------------------------------
                   2001       2000     2001       2000       2001        2000
                ----------------------------------------------------------------
CCI              $ 78,576  $ 73,424 $ 218,342  $ 229,521  $1,300,228  $1,756,890
CMT                48,956    34,000     3,722         -      406,588      34,000
Corporate              -         -     31,659     31,244   2,059,171   2,400,963
Discontinued Op.       -         -         -          -           -      637,610
                ----------------------------------------------------------------

Consolidated     $127,532  $107,424 $ 253,723  $ 260,765  $3,765,987  $4,829,463
                ================================================================

                   THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June,  2001,  the  Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The
Company is required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that result from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date.

     The Company will adopt SFAS No. 142 at the beginning of 2002 for all goodwill and intangible assets recognized in the Company's Balance Sheet as of January 1, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment changes.

     The new impairment model requires performance of a two-step test for operations that have goodwill assigned to them. First, it requires a comparison of the book value of net assets to the fair value of the related operation. Fair values are estimated using discounted cash flows, subject to adjustment based upon the Company's market capitalization at the date of evaluation. If fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In this process, the fair value of goodwill is estimated, and is compared to its book value. Any shortfall of the fair value below book value represents the amount of the impairment.

     The Company expects, on a prospective basis, that the non-amortization of goodwill will have the effect of increasing income by $30,000 in year of adoption.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of these standards will have a significant impact on the financial statements.


NOTE 12 - STOCKHOLDERS' EQUITY

     The Preferred Stockholders have no voting rights but are entitled to a priority of payment in the amount of the original subscription price paid for each Preferred Share ($16,667 to $25,000), plus a proportionate amount, as defined, on any remaining excess proceeds if there is, among other matters, a sale of all or substantially all of the shares or assets of the Company. The Preferred Stockholders are not entitled to specific dividends; however, should the Company declare any dividends on the common shares, the Preferred
Stockholders will be entitled to receive dividends as if they had converted to common shares immediately prior to the dividend declaration. The holders of the Preferred Shares may convert, at their option, at any time, all or part of their shares into common shares. Each outstanding Preferred Share is convertible into one common share, subject to certain adjustments as defined in the Amended Certificate of Incorporation.

     The Company has reserved, in aggregate, 17 common shares for possible future issuance to Preferred Shareholders in the event of conversion.

     At December 31, 2001 their were 16.5 preferred shares outstanding all of which are convertible into common shares at the holder's option.