Form 10QSB
period 2002-03-31
CLASSICA GROUP INC
filed 2002-05-15
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


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

                        ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X..No.....


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .......No .......

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2002


        Title of Each Class                      Number of Shares Outstanding
Common Stock, $.001 par value per share                  3,026,211

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2002


                                     ASSETS
                                  ------------

Current Assets:
          Cash and cash equivalents                                  $119,522


          Accounts receivable                                         333,876


          Inventories                                                 378,402


          Prepaid expenses and other current assets                    81,086
                                                                 ---------------

               Total current assets                                   912,886

Property and equipment, net                                           924,534

Intangible assets, net                                              1,523,675

Other asets                                                           412,728

Goodwill                                                              157,500
                                                                 ---------------

          TOTAL   ASSETS                                           $3,931,323
                                                                 ===============


         See notes to the consolidated financial statements(Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                                 March 31, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                                   LIABILITIES
                                -----------------

Current Liabilities:
          Current portion of long-term debt                           $91,800

          Accounts payable                                          1,328,912

          Accrued expenses                                             80,136
                                                                 ---------------

               Total current liabilities                            1,500,848

          Long-term debt, less current portion                         79,634
                                                                 ---------------

               Total liabilities                                    1,580,482
                                                                 ---------------

                              STOCKHOLDERS' EQUITY
                       -----------------------------------

Preferred stock
          Class A participating convertible preferred shares,
          $1 par value, stated at liquidation value,
          authorized 200 shares of which 16.5 shares are issued
          and outstanding.                                           397,898

Common stock
          Par value $.001 - 25,000,000 shares authorized,
          3,026,211 shares issued and outstanding                      3,026

Additional paid-in-capital                                         3,955,572

Accumulated deficit                                               (2,005,655)
                                                                 ---------------

               Total Stockholders' Equity                          2,350,841
                                                                 ---------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $3,931,323
                                                                 ===============

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 2002 and 2001



                                                             March 31,
                                                     2002               2001
                                                 -------------------------------

Net sales                                        $ 1,776,240        $ 1,622,472

Cost of sales                                      1,330,256          1,195,377
                                                 -------------------------------

Gross profit                                         445,984            427,095

Selling, general and administrative expenses         556,329            368,666
                                                 -------------------------------

Income (loss) from operations                       (110,345)            58,429

Interest expense - net                                44,257             36,822
                                                 -------------------------------


Income (loss) from continuing operations            (154,602)            21,607

Loss from discontinued operations                          0           (126,984)
                                                 -------------------------------

Net loss                                          $ (154,602)        $ (105,377)
                                                 ===============================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Income (loss) from continuing operations             $ (0.06)            $ 0.01

Loss from discontinued operations                          -              (0.07)
                                                 -------------------------------

Net loss                                             $ (0.06)           $ (0.06)
                                                 ===============================


Weighted average shares outstanding,
        basis and diluted                          2,747,050          1,848,118


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2002 and 2001


                                                                 March 31,
                                                             2002         2001
                                                       -------------------------

Cash flows from operating activities:
      Net income (loss) continuing operations           $ (154,602)    $ 21,607
      (Loss) from discontinued operations                        -     (126,984)
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                         79,553       56,963
      (Increase) decrease in accounts receivable          (178,484)      57,076
      Decrease in inventories                               68,251       29,862
      (Increase) decrease in prepaid expenses
         and other assets                                  (24,022)      43,139
      Increase in accounts payable and accrued expenses     62,665       19,579
                                                       -------------------------

      Net cash provided by (used in)
         operating activities                             (146,639)     101,242
                                                       -------------------------

Cash flows from investing activities:
      Purchase of fixed assets                             (84,937)     (34,705)
      Increase in other assets                              (7,172)           -
      Increase in intangible assets                              -      (37,111)
      Increase in net assets discontinued operations             -       (5,419)
                                                       -------------------------

      Net cash (used in) investing activities              (92,109)     (77,235)
                                                       -------------------------

Cash flows from financing activities:
      Repayment of long-term debt                          (22,727)      (8,767)
      Issuance of capital stock-exercise of options        280,000            -
                                                       -------------------------

      Net cash provided by (used in)
         financing activities                              257,273       (8,767)
                                                       -------------------------

Net  increase in cash and cash equivalents                  18,525       15,240
Cash-discontinued operations                                     -      (30,289)
Cash and cash equivalents at beginning of period           100,997       31,104
                                                       -------------------------

Cash and cash equivalents at end of period               $ 119,522     $ 16,055
                                                       =========================

Supplemental disclosure of cash flows information:
      Interest paid                                       $ 44,257     $ 36,822
                                                       =========================


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

     The Classica Group, Inc. (the "Company") is a holding company and through its Cucina Classica Italiana, Inc. ("CCI") subsidiary is a national distributor of specialty cheeses and Italian meat products. The Company's Classica Microwave Technologies, Inc. ("CMT") subsidiary provides solutions to serious bacterial problems facing the food industry in addition to providing an innovative microwave based processing system designed to maximize productivity while reducing operating costs in food processing. A majority of the Company's customers are food retailers and distributors.

     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the financial position, results of operations, and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for the year ended December 31, 2001.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances are eliminated.

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at March 31, 2002.


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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - Property and equipment

     Property and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated  useful  lives  of  the  assets  (generally  three  to ten  years  for equipment, furniture, and equipment and the lease term for leasehold improvements).

     Property and equipment consists of the following at March 31, 2002:


     Furniture & equipment                                   $ 1,623,496

     Leasehold improvements                                      103,885
                                                            -------------
          Total cost                                           1,727,381

     Less accumulated depreciation and amortization             (802,847)
                                                            -------------

                                                               $ 924,534
                                                            =============


NOTE 4 - Intangible Assets

     Patents are amortized over their estimated useful lives, approximately 15 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at lease annually. The Company assesses the recoverability of its assets by comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

     Intangible assets consist of the following at March 31, 2002:

       Importing licenses                                       $ 39,286
       Patents                                                 1,552,328
                                                         ----------------

                                                               1,591,614

       Accumulated amortization                                  (67,939)
                                                         ----------------

       Intangible assets, net                                $ 1,523,675
                                                         ================


NOTE 5 - Goodwill

     The Company adopted SFAS No. 142 at the beginning of 2002 for goodwill recognized in the Balance Sheet as of January 1, 2002. This standard changed the accounting for goodwill from an amortization method to an impairment-only approach and introduced a new model for determining impairment changes.

     The new impairment model requires performance of a two-step test for operations that have goodwill assigned to them. First, it requires the comparison of the book value of net assets to the fair value of the related operation. Fair values are estimated using discounted cash flows, subject to adjustment based upon the Company's market capitalization at the date of evaluation. If fair value is determined to be less than book, a second step is required to be performed to compute the amount of the impairment. At March 31, 2002 the fair value of the operation exceeded the book value and, accordingly, no impairment was indicated.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 6 -- SEGMENT REPORTING

     Industry segment information at March 31, 2002 and 2001 is summarized as follows:

                                  Total Revenue         Operating Profits (Loss)
                          ---------------------------     ----------------------
                                2002         2001            2002         2001
                          ---------------------------     ----------------------

CCI                        $ 1,771,878   $ 1,593,287      $ 147,915    $126,356
CMT                                  -             -       (163,391)    (10,961)
                          ---------------------------     ----------------------

   Total Segment             1,771,878     1,593,287        (15,476)    115,395
Eliminations and other
corporate income(expenses)       4,362        29,185        (94,869)    (56,966)
                          ---------------------------     ----------------------

Consolidated               $ 1,776,240   $ 1,622,472       (110,345)     58,429
                          ===========================
Interest expense                                             44,257      36,822
                                                          ----------------------

Income (loss) from continuing operations                 $ (154,602)   $ 21,607
                                                          ======================

                                       Depreciation and
                Capital Expenditures Amortization Expense   Identifiable Assets
                  2002       2001      2002      2001        2002         2001
                ----------------------------------------------------------------

CCI              $5,407   $ 30,024   $41,069   $49,048   $ 1,374,262  $1,667,137
CMT              79,530               38,069         -       527,394      34,000
Corporate             -      4,681       415     7,915     2,029,667   2,390,732
Discontinued Op.      -                    -         -             -     643,029
                ----------------------------------------------------------------

Consolidated   $ 84,937   $ 34,705   $79,553   $56,963   $ 3,931,323  $4,734,898
                ================================================================


NOTE 7 - Discontinued Operations

     December 28, 2000 the company adopted a formal plan to discontinue the operations of its Deli King, Inc. ("Deli King") mobile catering subsidiary and to dispose of the assets of the business segment. The operations of Deli King ceased on March 9, 2001.

     Operating results of Deli King for the three months ended March 31, 2001 are shown separately in the accompanying income statement.

     Net sales of Deli King for the three months ended March 31, 2001 were $361,157. This amount is not included in net sales in the accompanying financial statements.

     At December 31, 2001, all of the assets of Deli King, Inc. had been disposed of or deemed to be worthless. In February 2002, Deli King, Inc. filed for liquidation under Chapter VII in the U.S. Bankruptcy Court for the District of New Jersey. Management believes that there are no material present or future liabilities on the part of the Company for matters relating to Deli King, Inc.

Item 2.  Management's Discussion and Analysis


     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

     Results of Operations for the Three Months Ended March 31, 2002 and 2001.

     Net sales for the three months ended March 31, 2002 were $ 1,776,240 compared with $1,622,472 in 2001, an increase of $ 153,768, or 9.5%. Most of this increase is the result of an increase in the sale of the imported Galbani(R) mascarpone product that was brought in from Italy by air rather than steamship beginning January 2, 2002. The resulting 21 days of additional shelf life makes the product more attractive to CCI's existing customers. Further, CCI has begun developing new business for the short shelf life imported products.

     The Company generated gross profit of $445,984 or 25.1% of net sales in 2002 verses $427,095 or 26.3% of net sales in 2001. The decrease in gross profit margin was the result of CCI's loss of gross margin on the increased business as the result of the significantly higher freight costs resulting from bringing the product in by air. However, with the recovery of the leisure services market the sales of the short shelf life imported mascarpone product and other short shelf life products should increase resulting in an increase in total profits in spite of the lower gross margins.

     Selling, general and administrative expenses were $556,329 in 2002 verses $368,666 in 2001. This represents an increase of $187,663, an increase of 50.9%, of which $163,391 represents start-up costs of the CMT subsidiary as compared to $10,961 in those costs for the same period in 2001.

     Income from continuing operations for the three months ended March 31, 2002 was a loss of ($154,602) versus income of $21,607 in 2001. This represents a reduction of $176,209 due to the factors discussed above.

     Interest expense was $44,257 and $36,822 for the three months ended March 31, 2002 and 2001 respectively. The increase is the result of a short-term financing arrangement with one of CCI's vendors.

     The Company reported no provision for Federal income taxes for the three months ended March 31, 2002 and 2001, as the Company had net losses for both periods.

     Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.

     At March 31, 2002, the Company had a net worth of $2,350,841 compared to $2,684,749 at March 31, 2001. The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the new CMT subsidiary for which the Company is planning a private placement. CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.

     The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At March 31, 2002, the Company had capital leases with an unamortized balance of $171,434.

     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations, with the exception of the requirements of CMT.

Seasonality

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year.

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


Date:  May 1, 2002                      By:        /s/ Scott G. Halperin
                                                   ---------------------
                                                   Scott G. Halperin
                                                   Chairman
                                                   Chief Executive Officer




Date:  May 1, 2002                      By:        /s/ Bernard F. Lillis, Jr.
                                                   --------------------------
                                                   Bernard F. Lillis, Jr.
                                                   Chief Financial Officer
                                                   Principal Accounting Officer
                                                   Treasurer