Form 10QSB
period 2002-06-30
CLASSICA GROUP INC
filed 2002-08-14
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2002


           Title of Each Class                 Number of Shares Outstanding
 Common Stock, $.001 par value per share                3,427,323

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                  June 30, 2002


                                     ASSETS
                                   ----------

Current Assets:
         Cash and cash equivalents                                    $191,787


         Accounts receivable                                           325,415


         Inventories                                                   453,596


         Prepaid expenses and other current assets                      52,785
                                                               -----------------

              Total current assets                                   1,023,583

Property and equipment, net                                            914,043

Intangible assets, net                                               1,498,553

Other assets                                                           430,280

Goodwill                                                               157,500
                                                               -----------------

         TOTAL   ASSETS                                             $4,023,959
                                                               =================



         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                                  June 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                                   LIABILITIES
                                -----------------

Current Liabilities:
         Current portion of long-term debt                             $91,527

         Accounts payable                                            1,373,080

         Accrued expenses                                               32,722
                                                           ---------------------

          Total current liabilities                                  1,497,329

Long-term debt, less current portion                                    58,411
                                                           ---------------------

         Total liabilities                                           1,555,740
                                                           ---------------------

                              STOCKHOLDERS' EQUITY
                       -----------------------------------

Preferred stock
         Class A participating convertible preferred shares,
         $1 par value, stated at liquidation value, authorized 200
         shares of which 16.5 shares are issued and outstanding.       397,898

Common stock
         Par value $.001 - 25,000,000 shares authorized, 3,427,323
         shares issued and outstanding                                   3,427

               Additional paid-in-capital                            4,388,151

               Accumulated deficit                                  (2,321,257)
                                                           ---------------------

         Total Stockholders' Equity                                  2,468,219
                                                           ---------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $4,023,959
                                                           =====================



         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                      For the three months ended      For the six months ended
                                June 30,                      June 30,
                           2002          2001            2002          2001
                      ----------------------------------------------------------
Net sales              $1,475,962    $2,049,043     $ 3,252,202   $ 3,671,515

Cost of sales           1,164,303     1,527,788       2,494,559     2,723,165
                      ----------------------------------------------------------

Gross profit              311,659       521,255         757,643       948,350

Selling, general and
administrative expenses   582,104       448,202       1,138,433       816,868
                      ----------------------------------------------------------

Income (loss) from
operations               (270,445)       73,053        (380,790)      131,482

Interest expense - net     45,157        45,286          89,414        82,108
                      ----------------------------------------------------------

Income (loss) from
continuing operations    (315,602)       27,767        (470,204)       49,374

Loss from discontinued
operations                     -         (3,707)             -       (130,691)
                      ----------------------------------------------------------

Net income (loss)      $ (315,602)     $ 24,060      $ (470,204)    $ (81,317)
                      ==========================================================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Income (loss) from
continuing operations     $ (0.10)       $ 0.01         $ (0.16)       $ 0.03

Loss from discontinued
operations                     -             -               -          (0.07)
                      ----------------------------------------------------------

Net income (loss)          ($0.10)        $0.01          ($0.16)       ($0.04)
                      ==========================================================

Weighted average shares
outstanding,
   basic and diluted    3,150,900     1,928,601       2,949,538     1,888,582


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 2002 and 2001

                                                               June 30,
                                                   -----------------------------
                                                        2002              2001
                                                   -----------------------------
Cash flows from operating activities:
      Net income (loss) continuing operations      $ (470,204)         $ 49,374
      (Loss) from discontinued operations                   -          (130,691)
Adjustments to reconcile net income to net cash
         used in operating activities:
      Depreciation and amortization                   154,297           114,458
      (Increase) decrease in accounts receivable     (170,023)          197,615
      (Increase) in inventories                        (6,943)          (73,454)
      Decrease in prepaid expenses and other assets     4,279            79,950
      (Increase) in other assets                      (24,724)          (57,695)
      Increase (Decrease) in accounts payable
         and accrued expenses                          59,419          (208,959)
                                                   -----------------------------

      Net cash used in operating activities          (453,899)          (29,402)
                                                   -----------------------------
Cash flows from investing activities:
      Purchase of fixed assets                       (124,068)          (61,781)
      Increase in intangible assets                        -            (39,286)
      Decrease in net assets discontinued operations       -              1,307
                                                   -----------------------------

      Net cash (used in) investing activities        (124,068)          (99,760)
                                                   -----------------------------
Cash flows from financing activities:
      Repayment of long-term debt                     (44,223)          (28,993)
      Proceeds of long-term debt                           -             25,000
      Proceeds from issuance of capital stock         712,980           215,001
                                                   -----------------------------
      Net cash (used in) provided by
         financing activities                         668,757           211,008
                                                   -----------------------------

Net  increase in cash and cash equivalents             90,790            81,846
Cash-discontinued operations                               -             (6,290)
Cash and cash equivalents at beginning of period      100,997            31,104
                                                   -----------------------------
Cash and cash equivalents at end of period
      continuing operations                         $ 191,787         $ 106,660
                                                   =============================

Supplemental disclosure of cash flows information:
      Interest paid                                  $ 89,414          $ 82,108
                                                   =============================

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

     Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at June 30, 2002.



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

     Property and equipment consists of the following at June 30, 2002:


      Furniture & equipment                                   $ 1,664,969

      Leasehold improvements                                      103,885
                                                             -------------

         Total cost                                             1,768,854

      Less accumulated depreciation and amortization             (854,811)
                                                             -------------

                                                              $   914,043
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

     Intangible assets consist of the following at June 30, 2002:

       Importing licenses                                    $    39,286
       Patents                                                 1,553,258
                                                            -------------

                                                               1,592,544

       Accumulated amortization                                  (93,991)
                                                            -------------

       Intangible assets, net                                $ 1,498,553
                                                            =============


NOTE 5 - Goodwill

     The Company adopted SFAS No. 142 at the beginning of 2002 for goodwill recognized in the Balance Sheet as of January 1, 2002. This standard changed the accounting for goodwill from an amortization method to an impairment-only approach and introduced a new model for determining impairment changes.

     The new impairment model requires performance of a two-step test for operations that have goodwill assigned to them. First, it requires the comparison of the book value of net assets to the fair value of the related operation. Fair values are estimated using discounted cash flows, subject to adjustment based upon the Company's market capitalization at the date of evaluation. If fair value is determined to be less than book, a second step is required to be performed to compute the amount of the impairment. At June 30, 2002 the fair value of the operation exceeded the book value and, accordingly, no impairment was indicated.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 6 -- SEGMENT REPORTING

     Industry segment information at June 30, 2002 and 2001 is summarized as follows:

                                Total Revenue           Operating Profits (Loss)
                          ---------------------------  -------------------------
                                2002         2001            2002         2001
                          ---------------------------  -------------------------
CCI                        $ 3,230,717   $ 3,615,200     $ 172,796    $293,473
CMT                              7,110             -      (277,221)     (9,252)
                          ---------------------------  -------------------------
   Total Segment             3,237,827     3,615,200      (104,425)    284,221
Eliminations and other
corporate income(expenses)      14,375        56,315      (276,365)   (152,739)
                          ---------------------------  -------------------------

Consolidated               $ 3,252,202   $ 3,671,515      (380,790)    131,482
                          ===========================
Interest expense                                            89,414      82,108
                                                       -------------------------

Income (loss) from continuing operations                $ (470,204)   $ 49,374
                                                       =========================


                                      Depreciation and
               Capital Expenditures Amortization Expense   Identifiable Assets
                   2002      2001     2002      2001        2002         2001
                ----------------------------------------------------------------

CCI              $ 6,135  $ 46,189  $75,776   $98,629  $ 1,338,486   $1,587,565
CMT              117,933    15,592   25,938        -       693,745       15,880
Corporate             -         -    52,583    15,829    1,991,728    2,510,447
Discontinued Op.      -         -        -         -            -       636,303
                ----------------------------------------------------------------
Consolidated   $ 124,068  $ 61,781 $154,297  $114,458  $ 4,023,959   $4,750,195
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

     Net sales of Deli King for the six months ended June 30, 2001 were $361,157. This amount is not included in net sales in the accompanying financial statements.

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

     Results of Operations for the Three Months Ended June 30, 2002 and 2001

     Net sales for the three months ended June 30, 2002 were $ 1,475,962 compared with $2,049,043 in 2001, a decrease of $ 573,081, or 28.0%. This decrease is the result of a decrease in the sale of the imported Galbani(R) mascarpone product during the quarter. Beginning January 2, 2002 CCI began bringing the mascarpone product from Italy by air rather than by steamship in an effort to increase sales as the result of an increase in shelf life of 21 days when received by its customers. A substantial increase in sales was experienced in the first quarter of 2002 which now appears to have been the result of CCI's customers building inventory. In the second quarter of 2002 sales of the mascarpone product declined an amount approximately equal to the first quarter increase. Management determined that the increase in shelf life has not had the desired effect on mascarpone sales and the air freight program was discontinued at June 30, 2002. So far in the third quarter of 2002 sales of the mascarpone product are approximately equal to 2001 levels. In addition, CCI lost a major customer for its private label dry grated and shredded cheese products during the period, and is currently attempting to obtain replacement volume for that segment of its operation.
     The Company generated gross profit of $ 311,659 or 21.1% of net sales in 2002 verses $521,255 or 25.4% of net sales in 2001. The decrease in gross profit margin was the result of CCI's loss of gross margin on the mascarpone product as the result of the significantly higher freight costs resulting from bringing the product in by air. In addition, CCI experienced an approximate 10% increase in the cost of its imported products as the result of the increase in the value of the Euro currency against the United States Dollar during the second quarter of 2002. Management is instituting a price increase for the imported products in the third quarter of 2002 in order to offset this increased cost.
     Selling, general and administrative expenses were $582,104 in 2002 verses $448,202 in 2001. This represents an increase of $133,902 an increase of 29.9%, of which $134,920 represents start-up costs of the CMT subsidiary as compared to $21,241 in those costs for the same period in 2001.

     Income from continuing operations for the three months ended June 30, 2002 was a loss of ($315,602) versus income of $27,767 in 2001. This represents a reduction of $343,369 due to the factors discussed above.

     Interest expense was $45,157 and $45,286 for the three months ended June 30, 2002 and 2001 respectively.

     The Company reported no provision for Federal income taxes for the three months ended June 30, 2002 and 2001, as the Company had net losses for both periods.

     Results of Operations for the Six Months Ended June 30, 2002 and 2001

     Net sales for the six months ended June 30, 2002 were $ 3,252,202 compared with $3,671,515 in 2001, a decrease of $ 419,313, or 11.4%. This decrease is the result of a decrease in the sale of the imported Galbani(R) mascarpone product during the second quarter of 2002. Beginning January 2, 2002 CCI began bringing the mascarpone product from Italy by air rather than by steamship in an effort to increase sales as the result of an increase in shelf life of 21 days when received by its customers. A substantial increase in sales was experienced in the first quarter of 2002 which now appears to have been the result of CCI's customers building inventory. In the second quarter of 2002 sales of the mascarpone product declined an amount approximately equal to the first quarter increase. Management determined that the increase in shelf life has not had the desired effect on mascarpone sales and the air freight program was discontinued at June 30, 2002. So far in the third quarter of 2002 sales of the mascarpone product are approximately equal to 2001 levels. In addition, CCI lost a major customer for its private label dry grated and shredded cheese products during the period, and is currently attempting to obtain replacement volume for that segment of its operation.
     The Company generated gross profit of $757,643 or 23.3% of net sales in 2002 verses $948,350 or 25.8% of net sales in 2001. The decrease in gross profit margin was the result of CCI's loss of gross margin on the mascarpone product as the result of the significantly higher freight costs resulting from bringing the product in by air. In addition, CCI experienced an approximate 10% increase in the cost of its imported products as the result of the increase in the value of the Euro currency against the United States Dollar during the second quarter of 2002. Management is instituting a price increase for the imported products in the third quarter of 2002 in order to offset this increased cost.
     Selling, general and administrative expenses were $1,138,433 in 2002 verses $816,868 in 2001. This represents an increase of $321,565, an increase of 39.4%, of which $336,075 represents start-up costs of the CMT subsidiary as compared to $32,201 in those costs for the same period in 2001.

     Income from continuing operations for the six months ended June 30, 2002 was a loss of ($470,204) versus income of $49,374 in 2001. This represents a reduction of $519,578 due to the factors discussed above.

     Interest expense was $89,414 and $82,108 for the six months ended June 30, 2002 and 2001 respectively. The increase is the result of a short-term financing arrangement with one of CCI's vendors.

     The Company reported no provision for Federal income taxes for the six months ended June 30, 2002 and 2001, as the Company had net losses for both periods.

     Liquidity and Capital Resources

     The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.
     At June 30, 2002, the Company had a net worth of $2,468,219 compared to $2,923,810 at June 30, 2001.
     The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the new CMT subsidiary for which the Company is planning a private placement.
     CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.
     The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At June 30, 2002, the Company had capital leases with an unamortized balance of $149,938.
     Management believes that the Company has sufficient working capital to meet the needs of its current level of operations, with the exception of the requirements of CMT.

     Seasonality

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year.

     Anticipated Future Growth

     CMT has a unique patented and proprietary expertise in microwave processing applications. While the technology has been in use in Europe and in Japan, with more than 200 successful installations, it is virtually unknown beyond those markets.
     CMT plans to penetrate these new markets and generate revenues from 2 distinct sources:
             >>       Sales of Microwave heat processing systems.
             >>       Sales of Technical Services.

     In order to facilitate sales of the company's Microwave systems, a major campaign of communications and education will be undertaken among future users, government regulatory agencies and food industry professionals - globally.

          The objectives of this campaign are:

             >> To introduce the company and the benefits of its systems to the universe of future potential users.

             >> To gain for these technologies a high level of recognition and acceptance.

     Concurrent with the communications and education campaign, the company will establish its direct sales force in the USA, and a network of exclusive agents worldwide to identify, negotiate and sell its equipment to clients on a global basis.
     The second revenue channel is from Technical Services. The company will provide potential clients with access to its laboratories in the USA and Italy, for the purpose of developing and customizing new processing applications. While some of these services are provided free of charge as part of the marketing efforts, other more comprehensive research and development services will be marketed and offered to clients for fees.
     The company uses its laboratories and technical staff to continuously improve current systems, and develop next generation systems.
     Beyond the efforts to sell systems to food manufacturers, the company will market itself and its capabilities through partnerships with engineering design companies, and with manufacturers of complimentary equipment, to provide future clients with "Total Delivered Solutions".
     CCI is continually seeking to expand its product line by either producing or importing new products. In 2002 CCI has undertaken a marketing project to determine if there is a market for Galbani's short shelf life products, such as fresh mozzarella, in the United States. In addition, with a view toward decreasing its dependence on the food service industry, CCI has been studying the packaging of its products to make them consumer friendly for the retail market. A new retail shipper / display for the 3-pack Bel Paese process cheese spread was introduced at the end of 2001.

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




Date:  August 14, 2002                      By: /s/ Scott G. Halperin
                                                ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer




Date:  August 14, 2002                      By: /s/ Bernard F. Lillis, Jr.
                                                --------------------------
                                                    Bernard F. Lillis, Jr.
                                                    Chief Financial Officer
                                                    Principal Accounting Officer
                                                    Treasurer