Form 10QSB
period 2002-09-30
CLASSICA GROUP INC
filed 2002-11-14
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2002

          Title of Each Class                Number of Shares Outstanding
Common Stock, $.001 par value per share               3,816,594

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                               September 30, 2002


                                     ASSETS
                                  ------------

Current Assets:
    Cash and cash equivalents                                        $247,628


    Accounts receivable                                               284,874

    Inventories                                                       542,974


    Prepaid expenses and other current assets                         114,117
                                                                  --------------

         Total current assets                                       1,189,593

Property and equipment, net                                           855,544

Intangible assets, net                                              1,465,204

Other assets                                                          423,491

Goodwill                                                              157,500
                                                                  --------------

          TOTAL   ASSETS                                           $4,091,332
                                                                  ==============


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                               September 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------------

                                   LIABILITIES
                                -----------------

Current Liabilities:
    Current portion of long-term debt                                $ 98,292

    Accounts payable                                                1,361,370

    Accrued expenses                                                   52,459
                                                                  --------------

         Total current liabilities                                  1,512,121

Long-term debt, less current portion                                   41,241
                                                                  --------------

          Total   liabilities                                       1,553,362
                                                                  --------------

                              STOCKHOLDERS' EQUITY
                          ----------------------------

Preferred stock
    Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5
    shares are issued and outstanding.                                397,898

Common stock
    Par value $.001 - 25,000,000 shares authorized, 3,816,594 shares
    issued and outstanding                                              3,816

Additional paid-in-capital                                          4,772,162

Accumulated deficit                                                (2,635,906)
                                                                  --------------

          Total Stockholders' Equity                                2,537,970
                                                                  --------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 4,091,332
                                                                  ==============


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                        For the three months ended     For the nine months ended
                               September 30,                September 30,
                            2002          2001           2002         2001
                        --------------------------------------------------------
Net sales               $1,509,867    $1,677,200    $ 4,759,541    $ 5,265,778

Cost of sales            1,130,492     1,183,036      3,622,523      3,823,264
                        --------------------------------------------------------

Gross profit               379,375       494,164      1,137,018      1,442,514

Selling, general and
  administrative expenses  658,128       406,427      1,796,561      1,223,295

Income (loss)
  from operations         (278,753)       87,737       (659,543)       219,219

Interest expense - net      35,896        33,442        125,310        115,550
                        --------------------------------------------------------

Income (loss) from
  continuing operations   (314,649)       54,295       (784,853)       103,669
                        --------------------------------------------------------

Loss from discontinued
  operations                     0      (110,488)             0       (241,179)
                        --------------------------------------------------------

Net loss                $ (314,649)    $ (56,193)    $ (784,853)    $ (137,510)
                        ========================================================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Income (loss) from
  continuing operations    $ (0.09)       $ 0.02        $ (0.25)        $ 0.05

Loss from discontinued
   operations                    0         (0.04)             0          (0.12)
                        --------------------------------------------------------

Net loss                   $ (0.09)      $ (0.02)       $ (0.25)       $ (0.07)
                        ========================================================

Weighted average shares
  outstanding,

   basic and diluted     3,583,778     2,419,527      3,163,274      2,067,508


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2002 and 2001


                                                               September 30,
                                                        ------------------------
                                                            2002          2001

Cash flows from operating activities:
      Net income (loss) continuing operations           $ (784,853)   $ 103,669
      (Loss) from discontinued operations                         -    (241,179)
Adjustments to reconcile net income to net cash
         used in operating activities:
      Depreciation and amortization                        242,975      172,254
      (Increase) decrease in accounts receivable          (129,482)     137,478
      (Increase) in inventories                            (96,321)    (100,463)
      (Increase) decrease in prepaid expenses and
         other assets                                      (57,053)      97,497
      (Increase) in other assets                           (17,935)     (32,598)
      Increase (Decrease) in accounts payable
         and accrued expenses                               67,446     (231,863)
                                                        ------------------------

      Net cash (used in) operating activities             (775,223)     (95,205)
                                                        ------------------------

Cash flows used in investing activities:
      Purchase of fixed assets                            (120,898)     (97,213)
      Increase in intangible assets                              -      (39,286)
      Decrease in net assets discontinued operations             -      (20,968)
                                                        ------------------------

      Net cash (used in) investing activities             (120,898)    (157,467)
                                                        ------------------------

Cash flows from financing activities:
      Repayment of long-term debt                          (54,628)     (51,627)
      Proceeds from Issuance of capital stock            1,097,380      438,750
                                                        ------------------------

      Net cash provided by financing activities          1,042,752      387,123
                                                        ------------------------

Net  increase in cash and cash equivalents                 146,631      134,451
Cash-discontinued operations                                     -       (6,389)
Cash and cash equivalents at beginning of period           100,997       31,104
                                                        ------------------------

Cash and cash equivalents at end of period
      continuing operations                              $ 247,628    $ 159,166
                                                        ========================

Supplemental disclosure of cash flows information:
      Interest paid                                      $ 125,310    $ 115,550
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

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at September 30, 2002.



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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - Property and equipment

         Property and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for furniture, and equipment and the lease term for leasehold improvements).

         Property and equipment consists of the following at September 30, 2002:


              Furniture & equipment                        $ 1,657,504

              Leasehold improvements                           105,837
                                                          -------------

                   Total cost                                1,763,341

              Less accumulated depreciation and amortization  (907,797)
                                                          -------------

                                                             $ 855,544
                                                          =============


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

         Intangible assets consist of the following at September 30, 2002:

              Importing licenses                                       $ 39,285
              Patents                                                 1,552,328
                                                                ----------------

                                                                      1,591,613

              Accumulated amortization                                 (126,409)
                                                                ----------------

              Intangible assets, net                                $ 1,465,204
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

         The new impairment model requires performance of a two-step test for operations that have goodwill assigned to them. First, it requires the comparison of the book value of net assets to the fair value of the related operation. Fair values are estimated using discounted cash flows, subject to adjustment based upon the Company's market capitalization at the date of evaluation. If fair value is determined to be less than book, a second step is required to be performed to compute the amount of the impairment. At September 30, 2002 the fair value of the operation exceeded the book value and, accordingly, no impairment was indicated.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 6 -- SEGMENT REPORTING

         Industry segment information at September 30, 2002 and 2001 is summarized as follows:

                          Total Revenue                Operating Profits (Loss)
                   ----------------------------      ---------------------------
                       2002           2001                2002          2001
                   ----------------------------      ---------------------------

     CCI            $ 4,717,054    $ 5,212,759         $ 216,139     $ 473,995
     CMT                 30,114              -          (414,720)      (37,333)
                   ----------------------------      ---------------------------

      Total Segment   4,747,168      5,212,759          (198,581)      436,662
     Eliminations and
     other Corporate
     income(expenses)    12,373         53,019          (460,962)     (217,443)
                   ----------------------------      ---------------------------

     Consolidated   $ 4,759,541    $ 5,265,778          (659,543)      219,219
                   ============================
     Interest expense                                    125,310       115,550
                                                     ---------------------------

     Income (loss) from continuing operations         $ (784,853)    $ 103,669
                                                     ===========================

                                       Depreciation and
               Capital Expenditures  Amortization Expense   Identifiable Assets
                  2002      2001       2002       2001        2002        2001
               -----------------------------------------------------------------

CCI             $ 6,135  $ 61,516  $ 123,189  $ 148,510  $ 1,129,309  $1,589,948
CMT             114,763    35,797     40,915          -      895,114     201,568
Corporate             -         -     78,871     23,774    2,066,909   2,397,120
Discontinued Op.      -         -          -          -            -     658,578
               -----------------------------------------------------------------

Consolidated  $ 120,898  $ 97,313  $ 242,975  $ 172,284  $ 4,091,332  $4,847,214
               =================================================================


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

         Net sales of Deli King for the nine months ended September 30, 2001 were $361,157. This amount is not included in net sales in the accompanying financial statements.

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

Results of Operations for the Three Months Ended September 30, 2002 and 2001
         Net sales for the three months ended September 30, 2002 were $1,509,867 compared with $1,677,200 in 2001, a decrease of $ 167,333, or 10.0%. This decrease is the result of the loss of a major customer for its private label dry grated and shredded cheese products during the first quarter of 2002. Attempts to obtain replacement volume for this segment of the operation have been unsuccessful. Also, beginning January 2, 2002 CCI began bringing the mascarpone product from Italy by air rather than by steamship in an effort to increase sales as the result of an increase in shelf life of 21 days when received by its customers. A substantial increase in sales was experienced in the first quarter of 2002 which now appears to have been the result of CCI's customers building inventory. In the second quarter of 2002 sales of the mascarpone product declined an amount approximately equal to the first quarter increase. Management determined that the increase in shelf life has not had the desired effect on mascarpone sales and the air freight program was discontinued at June 30, 2002. In the third quarter of 2002 sales of the mascarpone product were approximately equal to 2001 levels.
         The Company generated gross profit of $ 379,375 or 25.1% of net sales in 2002 versus $494,164 or 29.5% of net sales in 2001. The decrease in gross profit margin was the result of CCI's loss of gross margin on the mascarpone product as the result of an approximate 10% increase in the cost of its imported products as the result of the increase in the value of the Euro currency against the United States Dollar during the quarter. Management is instituting a price increase for the imported products in the fourth quarter of 2002 in order to offset this increased cost.
         Selling, general and administrative expenses were $658,128 in 2002 versus $406,427 in 2001. This represents an increase of $251,701 an increase of 61.9%, of which $309,914 represents start-up costs of the CMT subsidiary as compared to $5,732 in those costs for the same period in 2001.
         Income from continuing operations for the three months ended September 30, 2002 was a loss of ($314,649) versus income of $54,295 in 2001. This represents a reduction of $368,944 due to the factors discussed above.

         Interest expense was $35,896 and $33,442 for the three months ended September 30, 2002 and 2001 respectively.

         The Company reported no provision for Federal income taxes for the three months ended September 30, 2002 and 2001, as the Company had net losses for both periods.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001
         Net sales for the nine months ended September 30, 2002 were $ 4,759,541 compared with $5,265,778 in 2001, a decrease of $ 505,237, or 9.6%. This decrease is the result in part of a decrease in the sale of the imported Galbani(R) mascarpone product during the second quarter of 2002. Beginning January 2, 2002 CCI began bringing the mascarpone product from Italy by air rather than by steamship in an effort to increase sales as the result of an increase in shelf life of 21 days when received by its customers. A substantial increase in sales was experienced in the first quarter of 2002 which now appears to have been the result of CCI's customers building inventory. In the second quarter of 2002 sales of the mascarpone product declined an amount approximately equal to the first quarter increase. Management determined that the increase in shelf life has not had the desired effect on mascarpone sales and the air freight program was discontinued at June 30, 2002. In the third quarter of 2002 sales of the mascarpone product were approximately equal to 2001 levels. In addition, CCI lost a major customer for its private label dry grated and shredded cheese products during the first quarter of 2002 and attempts to obtain replacement volume for that segment of its operation have been unsuccessful.
         The Company generated gross profit of $1,137,018 or 23.9% of net sales in 2002 versus $1,442,514 or 27.4% of net sales in 2001. The decrease in gross profit margin was the result of CCI's loss of gross margin on the mascarpone product as the result of the significantly higher freight costs resulting from bringing the product in by air during the first six months of 2002. In addition, CCI experienced an approximate 10% increase in the cost of its imported products as the result of the increase in the value of the Euro currency against the United States Dollar during the second quarter of 2002. Management is instituting a price increase for the imported products in the fourth quarter of 2002 in order to offset this increased cost.
         Selling, general and administrative expenses were $1,796,561 in 2002 versus $1,223,295 in 2001. This represents an increase of $573,266, an increase of 46.9%, of which $444,834 represents start-up costs of the CMT subsidiary as compared to $37,333 in those costs for the same period in 2001.
         Income from continuing operations for the nine months ended September 30, 2002 was a loss of ($784,853) versus income of $103,669 in 2001. This represents a reduction of $888,522 due to the factors discussed above.

         Interest expense was $125,310 and $115,550 for the nine months ended September 30, 2002 and 2001 respectively. The increase is the result of a short-term financing arrangement with one of CCI's vendors.

         The Company reported no provision for Federal income taxes for the nine months ended September 30, 2002 and 2001, as the Company had net losses for both periods.

Liquidity and Capital Resources
         The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.
         At September 30, 2002, the Company had a net worth of $2,537,970 compared to $3,091,367 at September 30, 2001. The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the new
CMT subsidiary for which the Company is planning a private placement.
         CCI's factoring arrangement with GMAC Commercial Credit, LLC has adequate availability to provide working capital to support sales growth in that division.
          The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At September 30, 2002, the Company had capital leases with an unamortized balance of $139,533.
         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations, with the exception of the requirements of CMT.

Seasonality
         The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year.

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

Item 4.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules..

(b)      Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits:

                  (99.1) Certification of Chief Executive Officer pursuant to
Section 906 of Sarbanes-Oxley Act of 2002.
                            Filed herewith.

                  (99.2) Certification of Chief Financial Officer pursuant to
Section 906 of Sarbanes-Oxley Act of 2002.
                           Filed herewith.


         (b) Reports on Form 8-K:

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




Date:  November 14, 2002                     By:    /s/ Scott G. Halperin
                                                    ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer




Date:  November 14, 2002                     By:   /s/ Bernard F. Lillis, Jr.
                                                   --------------------------
                                                   Bernard F. Lillis, Jr.
                                                   Chief Financial Officer
                                                   Principal Accounting Officer
                                                   Treasurer

                            THE CLASSICA GROUP, INC.
                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Scott G. Halperin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Classica Group, Inc.;
2. Based upon my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;
4.  The  registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal control; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ Scott G. Halperin
Scott G. Halperin
Chief Executive Officer

                            THE CLASSICA GROUP, INC.
                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Bernard F. Lillis, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Classica Group, Inc.;
2. Based upon my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report; 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal control; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ Bernard F. Lillis, Jr.
--------------------------
Bernard F. Lillis, Jr.
Chief Financial Officer