Form 10KSB
period 2002-12-31
CLASSICA GROUP INC
filed 2003-04-08
CIK 868075

U.S. Securities and Exchange Commission
                                Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
[x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2002

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 0-19721 THE CLASSICA GROUP, INC. (Name of small business issuer in its charter)

           New York                                   13-3413467
  (State or other jurisdiction            (IRS Employer identification no.)
of incorporation or organization)

2400 Main Street, Suite #12 Sayreville, New Jersey              08872
     (Address of principal executive offices)                 (Zip Code)

                                 (732) 727-7800
                           (Issuer's telephone number)
                        ---------------------------------

 Securities registered under section 12(b) of the Exchange Act:


     Title of each class            Name of each exchange on which registered
 ______________________________    ___________________________________________

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...X.. No.........

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained in, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: Revenues for the fiscal year ended December 31, 2002 were $37,451.

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

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2002 was $7,559,050

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


           Title of Each Class                    Number of Shares Outstanding
Common Stock, $.001 par value per share           5,142,211(December 31, 2002)

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

Transitional Small Business Disclosure Format (Check one): Yes______ ; No__x___.

                                     PART 1

Item 1.  Business

General development of business

         We were incorporated in New York in 1987. Our headquarters are located in Sayreville, New Jersey. From August 1994 through December 2002 our wholly owned subsidiary Cucina Classica Italiana, Inc., or CCI, was engaged in the production of grated, shredded and dry cheese products and the importation and distribution of premium Italian cheese and meats under the Galbani(R) brand. On October 18, 2002 CCI sold its grated, shredded and dry cheese processing and distribution business. On December 31, 2002 CCI sold its Galbani(R) brand cheese and meat importing and distribution business.

         In the first quarter of 2000, we formed Classica Microwave Technologies, Inc., or CMT, a Delaware corporation. Effective October 2, 2000, we acquired a testing laboratory and several patents for the microwave heat processing process business from OMAC Research, Ltd., or OMAC. The equipment and processes to which the patents relate can be used for pasteurization, sterilization, drying, and sanitizing in the food and pharmaceutical industries. OMAC had previously sold and installed 200 microwave heat processing systems worldwide. OMAC ceased operations and its business was dormant until 2000, when CMT purchased the equipment and patents. Our Italian subsidiary, C.G.T.I.- Classica Group Technologies Italia, S.r.l., or CGTI was formed in 2001. Since commencing operations, we have delivered two microwave heat processing systems, drying system and a laboratory system, each of which is currently operating. Going forward, our focus will be exclusively on the microwave heat processing equipment business, and revenue from this business will be our sole source of revenue.

         Microwave energy has long been used in the food industry for various applications such as cooking and defrosting. The former inability of manufacturers to control temperature uniformity limited its use as a method of ensuring food safety. Our microwave heat processing systems are designed to extend refrigerated shelf life through pasteurization and to permit non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is intended to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Our system was designed to ensure food safety through controlled temperature uniformity by using patented and proprietary microwave technology in concert with hot air under strict time and temperature guides on post packaged products. This technological advancement of guaranteed temperature uniformity using microwave energy as the heat source allows foods to be processed for consumer protection without affecting the taste and texture of the product. The process is controlled by a programmable linear controller, which is a computer that controls the operation of the microwave heat processing machine. The design includes a self-monitoring program that alerts an operator to any system malfunction that could jeopardize the food safety of the product.

         Professor Giuseppe Ruozi, the key developer of our microwave heat processing systems, and a European authority in the field of microwave technology as it applies to the food industry, is our Chief Technology Officer.

         We anticipate generating revenues from the sale of microwave based processing systems for pasteurization, sterilization, sanitizing and drying of food products, and by providing development services to new and existing clients.

Products

         We design and, through third parties, build microwave heat processing systems capable of pasteurization, sterilization, sanitizing, and drying in the food and pharmaceutical industries. The manufacture and assembly of the machines is supervised by our Chief Technology Officer. Each machine is custom designed to meet an individual customer's needs with regard to that customer's requirements as to packaging and products.

         Pasteurization: Based on the specific features and production requirements of a customer's product, including the ingredients, packaging materials, package size and shape, initial bacterial load, and sensitivity to heat and pressure, a design platform is selected and further customized to meet the unique requirements of the product. The systems are available with production capacities that range from 100 pounds per hour for a laboratory model to 4,000 pounds per hour for an industrial scale unit. Our line of pasteurization systems is suitable for, among other things, processing ready meals, bread and other bakery products, sauces and dips, fresh and precooked pasta, and precooked meat and vegetables.

         Sterilization: Our microwave heat processing systems include a line of continuous sterilization systems that can provide food manufacturers with the ability to prepare sterilized food products with 12 months shelf life at ambient temperature. The production capacity of these systems ranges, from 100 pounds per hour for a laboratory model to 5,000 pounds per hour for an industrial scale unit. These systems are suitable for, among other things, processing sauces, precooked pasta, and precooked meat and vegetables.

         Drying Systems: Our line of microwave heat processing systems includes a continuous design platform as well as a series of special rotary batch dryers. Based on the specific features and production requirements of a customer's product, a design platform is selected and is further customized to meet the unique requirements of the product. Variable design elements include "Hose Down" construction for easy cleaning, including a self cleaning belt, vacuum and additional infrared heating. The production capacity of these systems ranges from 5 to 100 pounds per hour for a laboratory model to 10,000 pounds per hour for an industrial scale unit. These systems are suitable for, among other things, processing fruits and vegetables, cookies and biscuits, cereals, spices and specialty meat products.

         We are also in the process of designing a technically advanced drying system that we anticipate will offer the meat industry the ability to process cured meats at a rate up to ten times faster than the methods being used today. We have applied for a patent for this process, which is pending. When fully developed, we expect that this system will also be applicable to and useful for sanitation and drying in the produce and vegetable markets.

         Sanitizing Systems: Our line of sanitizing systems uses a continuous design platform as well as a series of special rotary drum batch designs. Based on the characteristics of the customer's product (mainly sensitivity to heat, initial bacterial load and desired bacterial kill) a design platform is selected and further customized. The production capacity of these systems ranges from 100 pounds per hour for a laboratory model, and up to 10,000 pounds per hour for an industrial scale unit. These systems are suitable for, among other things, processing spices, herbs, grains, flour and rice.

Although to date we have focused our marketing efforts on the food industry, we believe that our microwave heat processing systems are also suitable, after customization, for drying ceramics, paper and wood products, vulcanizing rubber, and sterilizing pharmaceutical products and medical waste.

Competition

Currently, the market for industrial microwave heat processing systems is a small niche in the larger area of industrial heat processing systems. We are focusing our efforts on higher value-added applications that require uniform heat distribution. Although there are many manufacturers of microwave systems worldwide, we believe that we do not currently face significant competition in our area. This is primarily because many manufacturers of microwave systems for the food industry use systems that employ a continuous tunnel with a small number of high-power microwave generators. The design of these systems is limited in its capability to generate uniform heat distribution within the product, and, accordingly, is useful only in applications where heat uniformity is less important.

>> As our share of the market grows, we anticipate that many of the market leaders of conventional heat processing systems will develop and/or acquire the ability to build and market new systems that will compete with our systems. In addition, there are a few small companies, each of which employs individuals who were employed and trained by OMAC, that therefore have the knowledge to design and build systems that would compete with our systems.


Sources of Availability of Raw Materials and the Names of Principal Suppliers

The Company is developing sources for raw material to be used in the manufacture of its products and does not currently have principal suppliers.


Dependence on a Few Customers

The Company is developing its marketing and sales effort and does not have, and, accordingly it is not dependent on a few customers.

Product Line Exclusivity License & Trademark Agreements

         We hold four United States patents and numerous foreign patents for the microwave heat processing systems technology, which we purchased in October 2000. We have also applied for additional patents, and are developing technology for which we anticipate applying for patents in the future. The patents we hold have effective lives of from 10 to 19 years.

Government Regulations

         Purchasers of our microwave heat processing systems that will use the systems to process food products will be subject to regulations of the United States Department of Agriculture and/or the United States Food and Drug Administration. Although we intend to work with our customers in satisfying such regulations, the responsibility for compliance lies with the ultimate user of our products.

Research & Development

         Prior to our purchase of the equipment and patents for the microwave heat processing systems technology, several million dollars was spent on their development and design. We anticipate that in the future and as the need arises, we will update and develop the systems. In addition, as potential customers test our equipment prior to purchase, they may require that certain research be done to determine whether the equipment is suitable for their products. A significant portion of any monies we will spend on research for those purposes will be borne by the potential customers. We do expect, however, that we will provide certain research free of charge as a marketing tool. In addition, we have performed some research and testing for potential customers for a fee, which has been only a minor portion of our revenues, and which we do not anticipate will become a significant portion of our revenues. For the foreseeable future, however, we do not intend to allocate significant resources to research or development.


Cost and Effects of Compliance with Environmental Laws

         The costs and effects of compliance with environmental laws are not material to our operations.

Current Employees

         We and our subsidiaries currently employ 14 people, of whom 13 are full time.

Item 2.  Description of Property

         Effective February 15, 2003, we began leasing a 10,400 square foot facility at 2400 Main Street, Sayreville, New Jersey. Approximately 7,900 square feet serves as our office and laboratory space and 2,500 square feet serves as our warehouse.

         Our basic rent is $9,533.33 per month or $114,400 annually. The lease runs until March 31, 2008 with a provision for renewal for an additional five-year term.

         CGTI leases a 3,768 square foot facility at Via Nagy 7, 42019 Pratissolo di Scandiano, Italy. Approximately 2,700 square feet serves as office space, with the balance serving as its laboratory. The basic rent is 1,807.6 Euro (approximately $1,600) per month or 21,691.2 Euro (approximately $19,200) annually. The lease was entered into on December 15, 2001, and continues for a period of four years. At the end of each year, the basic rent is adjusted to reflect changes in the Italian price indexes.

Item 3.  Legal Proceedings

         Currently, there are no material legal proceedings by or against our company or any of our subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

      Our annual meeting of shareholders was held on October 30, 2002.

Election of Directors.

      Our shareholders elected each of the five nominees for directors as listed in our Proxy Statement dated October 9, 2002. The votes were as follows:

Director                     For            Against                Abstain
----------------------   -----------       --------               ---------
Scott G. Halperin         2,678,838         22,179                    0
Bernard F. Lillis, Jr.    2,678,838         22,179                    0
Joseph M. Greene          2,678,838         22,179                    0
Alan Rubin                2,678,838         22,179                    0
Harry J. Friedberg        2,678,838         22,179                    0


Adoption of our 2002 Incentive and Non-Qualified Stock Option Plan.

         Our shareholders approved the adoption of our 2002 Incentive and Non-Qualified Stock Option Plan. The votes were as follows:

        For                     Against                   Abstain
     ---------                 ---------                 ---------
      974,164                   85,166                    11,267


Appointment of Auditors

      Our shareholders ratified the appointment of Ehrenkrantz Sterling & Co. LLC independent auditors as the Company's auditors. The votes were as follows:

Ratification of the
appointment of
Ehrenkrantz Sterling & Co.                                            Broker
LLC as auditors            Votes For   Votes Against   Abstentions   Non-Votes

                           2,665,714      15,284          20,079          0

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Shares of our common stock are traded on the Nasdaq SmallCap Market under the symbol "TCGI". The following table sets forth the range of high and low bid quotations for our common stock for the period indicated, as reported by the Nasdaq SmallCap Market. The quotations represent inter-quotations, without adjustment for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                                        2002                     2001
                                   Common Shares             Common Shares
      Period                     High          Low          High         Low
                             ---------------------------------------------------

January 1 - March 31           $2.3400        $1.1300     $2.6670     $1.1670

April 1 - June 30               2.2600         1.2000      4.6670      1.8750

July 1 - September 30           1.7400         0.6000      4.6000      2.5600

October 1 - December 31         1.4900         0.8000      5.2500      1.3400


Holders
         As of March 26, 2003 there were approximately 240 holders of record of our common stock.

Dividends.

         We have not paid a cash dividend on our common stock since our inception. We expect that, for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and we do not expect that cash dividends will be paid. There are, however, no restrictions on the payment of dividends, either by contract or regulation.

Recent Sales of Unregistered Securities.

            On December 13, 2002, we completed a private placement of 1,030,000 shares of our common stock and 206,000 shares issuable upon the exercise of warrants, from which we received gross proceeds of $1,030,000. The warrants are dated December 13, 2002 and expire on December 12, 2005. The exercise price is $1.00 per share. The shares of common stock issued in the transaction and those issuable upon exercise of the warrants are subject to a registration rights agreement. In accordance therewith, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission on January 22, 2003. We intend to use the proceeds from this private placement to fund the growth of our microwave technology business.

         On May 31, 2002, we sold 100,000 shares of our common stock to each of two individuals in a private placement. Each purchaser purchased 100,000 shares at a purchase price of $1.00 per share. Each purchaser was granted "piggyback" registration rights, and their shares were included in a registration statement on Form SB-2 (Registration No. 333-102642) that we filed with the SEC on January 22, 2003. We used the proceeds from this private placement of our shares for general working capital.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis contains forward-looking statements, which involve risk and uncertainties. When used herein, the words "anticipated," "believe," "estimate," and "expect" and similar expressions as they relate to our company or our management are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results, performance or achievements could differ materially from the results expressed or implied by these forward-looking statements.

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes, which are contained in Item 7 herein.

Results of Operations for the Years Ended December 31, 2002 and 2001

         Net Revenues. Net revenues for the year ended December 31, 2002 were $37,451 compared with $38,382 in 2001, a decrease of $931, or 2.5%. This decrease is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary.

         Gross Profit. We generated gross profit of $28,246 or 74.4% of net revenues fro 2002 versus $38,382 for 2001. This decrease is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,311,412 in 2002 versus $552,285 for 2001. This represents an increase of $759,127, all of which represents start-up costs of our microwave technology subsidiary.

         Loss from Continuing Operations. Loss from continuing operations for 2002 was $1,283,166 versus $513,903 for 2001. These amounts represent start-up costs of our microwave technologies subsidiary.

         Income Taxes. We reported no provision for Federal income taxes for the years ended December 31, 2001 and 2000, as we had net losses for both years.

Liquidity and Capital Resources

         Our potential sources of capital include capital leases and the issuance of debt and/or equity securities. At December 31, 2002, we had a net worth of $3,436,329 compared to $2,225,443 at December 31, 2001. We use capital leases for the acquisition of operating assets of our subsidiaries when appropriate. We expect that we will issue additional shares of our common stock in a private placement within the next 12 months. In addition, we anticipate an increase in sales of our products by the end of fiscal year 2003. If we believe we need to, we will seek a line of credit from an institutional lender. We believe that we have, or have access to, sufficient working capital to meet the requirements of our microwave technologies subsidiary.

Plan of Operation

More than 200 installations of microwave heat processing systems and technology have been undertaken in Europe and Japan. All but two of those installations were undertaken by OMAC and other entities. We have only delivered two systems, one of which is in Switzerland and the other in Italy. The system installed in Italy was developed for the rapid drying of candy coated fruit. This system has undergone minor changes at the installation site, and the Company believes it is now fully functional; however, the Company may be taking the system back to be later sold to another customer. Our systems and the technology are not well known outside Europe and Japan. Our plan is to continue to promote and market our systems in Europe and Japan, and to penetrate other markets. Our goal is to generate revenues from the sale of microwave heat processing systems and the sale of technical services.

         In order to facilitate sales of our microwave systems, we have undertaken a major campaign of communications and education among future users, governmental regulatory agencies and food industry professionals. We are seeking to introduce our company, our systems, and the benefits of our systems to potential users, so that we can obtain a high level of recognition and acceptance of our systems. Simultaneously with the communications and education campaign, we have begun to use both a direct sales force and an independent agent with regional offices and representation throughout the United States. In addition, we have relationships with a network of agents worldwide who will identify market and sell our equipment to customers.

         In addition to selling our microwave systems, we intend to provide technical services to customers. We have two laboratories, one at our Sayreville, New Jersey location, and one in our Italy location. Our Sayreville location is also equipped with a full commercial kitchen. We have provided potential clients with access to our laboratories in the USA and Italy so that we can work with them to develop and customize new microwave heat processing applications. Some of the technical services are, and will continue to be, provided free of charge as part of our marketing efforts. Other more comprehensive research and development services are marketed and will be offered to customers for fees.

         We hope to market our company and our capabilities to food and pharmaceutical manufacturers through many means, including through partnerships with engineering and design companies, and with manufacturers of complementary equipment. We believe that such partnerships would be beneficial to both our company and to our potential partner by enabling us to avoid duplication of marketing, and research and development costs, and by expanding the field of potential customers to whom our products would become known.

         We are a member of ten relevant trade associations through which we promote recognition of microwave technology in general and of our unique systems in particular. Members of our staff have made presentations at various trade association meetings and seminars to acquaint the members with our unique systems.

         At the present time the design and construction of systems is carried out in Italy by our subsidiary CGTI and third parties. We are evaluating additional manufacturing capabilities in the USA, so as to be prepared for domestic construction of our systems as our sales volumes increase.

Item 7.  Financial Statements

         Response submitted as a separate section of this report commencing on page F-1.




Item 8.  Changes in and Disagreement with Accountants on Accounting and
             Financial Disclosure

         None

                                    Part III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons

         Incorporated by reference from the proxy statement, which we expect to file by April 30, 2003.

Item 10. Executive Compensation

Incorporated by reference from the proxy statement, which we expect to file by April 30, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from the proxy statement, which we expect to file by April 30, 2003.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the proxy statement, which we expect to file by April 30, 2003.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number   Description

3.1      Articles of Incorporation of Registrant (A)
3.2      Bylaws of Registrant (A)
4.1      1998 Incentive and Non-Qualified Stock Option Plan (D)
4.2      Amendment to 1998 Incentive and Non-Qualified Stock Option Plan (D)
4.3      1998 Incentive and Non-Qualified Stock Option Plan (E)
4.4      Form of Warrant dated December 13, 2002 (A)
10.1     Acquisition Agreement between Registrant and OMAC Research, Ltd. (B)
10.2 Lease Agreement between CGTI Classica Group Technologies, Italia S.r.l. and PRAGMATA, S.r.l., dated December 15, 2001 (C)
10.3 Lease Agreement between First Industrial Development Services, Inc. and Classica Microwave Technologies, Inc. dated November 13, 2002. (F)
10.4     Placement Agent Agreement (A).
10.5     Securities Purchase Agreement (A)
10.6     Registration Rights Agreement (A)
21.1 Subsidiaries of Registrant. [State or other jurisdiction of organization, names under which doing business]
23.      Independent Auditors' Consent.
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The foregoing is incorporated by reference from the Registrant's filings indicated:

         (A) Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 22, 2003.
         (B) Form 8-K, filed with the Securities and Exchange Commission on April 17, 2001.
         (C) Form 10KSB, filed with the Securities and Exchange Commission on April 1, 2002.
         (D) Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 18, 2002.
         (E) Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 15, 2002.
         (F) Filed herein.


         (b) Reports on Form 8-K.

                  None

Item 14. Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of our management's evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLASSICA GROUP, INC.



/s/ Scott G. Halperin                                Date:   April 4, 2003
--------------------------------
Scott G. Halperin
Chairman of the Board
Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Scott G. Halperin                       Date:    April 4, 2003
         ------------------------
         Scott G. Halperin
         Chairman of the Board
         Chief Executive Officer
         Audit Committee Member

By:      /s/ Bernard F. Lillis, Jr.                  Date:    April 4, 2003
         --------------------------
         Bernard F. Lillis, Jr.
         Chief Financial Officer
         Chief Administrative Officer
         Principal Accounting Officer
         Director

By:      /s/ Joseph M. Greene                        Date:    April 4, 2003
         ---------------------------
         Joseph M. Greene
         Director
         Audit Committee Member

By:      /s/ Alan Rubin                              Date:    April 4, 2003
         ---------------------------
         Alan Rubin
         Director
         Audit Committee Member

      CERTIFICATION PURSUANT TO RULE 13-A-14 OF THE SECURITIES ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott G. Halperin, certify that:

1.       I have reviewed this annual report on Form 10-KSB of The Classica
         Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 4, 2003

/s/ Scott G. Halperin
Scott G. Halperin
Chief Executive Officer

      CERTIFICATION PURSUANT TO RULE 13-A-14 OF THE SECURITIES ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bernard F. Lillis, Jr., certify that:

1.       I have reviewed this annual report on Form 10-KSB of The Classica
         Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 4, 2003

/s/ Bernard F. Lillis, Jr.
Bernard F. Lillis, Jr.
Chief Financial Officer

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                                      INDEX



                              FINANCIAL STATEMENTS


Included in Part II


Independent Auditors' Report


Consolidated Balance Sheet at December 31, 2002


Consolidated Statements of Operations and Comprehensive Income for the Years
   Ended December 31, 2002 and 2001


Consolidated Statements of Cash Flows for the Years Ended December 31, 2002
   and 2001


Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002 and 2001


Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
The Classica Group, Inc. and Subsidiaries
Sayreville, New Jersey 08872


We have audited the accompanying consolidated balance sheet of The Classica Group, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity for the years ended December 31, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002, and the results of its consolidated operations and its cash flows for the years ended December 31, 2002, and 2001 in conformity with accounting principles generally accepted in the United States of America.


EHRENKRANTZ, STERLING & CO., LLC

Livingston, New Jersey
March 27, 2003

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2002




                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash                                                          $742,067

         Accounts receivable                                             14,433

         Receivable from sale of discontinued operation                 426,819

         Inventories                                                    297,562

         Prepaid expenses                                               101,486

         Assets relating to discontinued operations                     397,441
                                                                 ---------------

         TOTAL CURRENT ASSETS                                         1,979,808


Property and equipment, at cost, net                                    472,138

Intangible assets, net                                                1,422,967


Other assets                                                            123,423
                                                                 ---------------


         TOTAL   ASSETS                                              $3,998,336
                                                                 ===============


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2002


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:

         Accounts payable                                             $ 106,122

         Accrued expenses                                                58,444

         Liabilities relating to discontinued operations                397,441
                                                                 ---------------

         TOTAL CURRENT LIABILITIES                                      562,007
                                                                 ---------------

TOTAL LIABILITIES                                                       562,007
                                                                 ---------------

         COMMITMENTS AND CONTINGENCIES                                       -

STOCKHOLDERS' EQUITY
---------------------------------------------------

         Preferred stock
         Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5
         shares are issued and outstanding.                             397,898

         Common stock
         $.001 par value, 25,000,000 shares authorized, 5,142,211
         issued and outstanding                                           5,142

         Additional paid-in-capital                                   5,756,166

         Accumulated deficit                                         (2,736,729)

         Accumulated other comprehensive income                          13,852
                                                                 ---------------

         TOTAL STOCKHOLDERS' EQUITY                                   3,436,329
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $3,998,336
                                                                 ===============


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income

                                                                Years Ended
                                                                December 31,
                                                             2002         2001
                                                       -------------------------

Revenue                                                   $ 37,451     $ 38,382

Cost of sales                                                9,205           -
                                                       -------------------------

Gross profit                                                28,246       38,382

Selling, general and administrative expenses             1,311,412      552,285
                                                       -------------------------

Loss from continuing operations                         (1,283,166)    (513,903)
                                                       -------------------------

Discontinued operations
     Income (loss) from operations of business segments   (168,861)     115,032

     Gain (loss) from disposals of business segments       566,351     (728,494)
                                                       -------------------------

Income (loss) from discontinued operations                 397,490     (613,462)
                                                       -------------------------

Net loss before income taxes                              (885,676)  (1,127,365)

Other comprehensive income:

   Foreign currency translation,
     net of tax effect of $-0-                              13,852           -
                                                       -------------------------

Comprehensive income                                    $ (871,824)$ (1,127,365)
                                                       =========================

INCOME (LOSS) PER COMMON SHARE

BASIC & DILUTED

Loss  from continuing operations                          $ (0.38)      $ (0.24)

Income (loss) from discontinued operations                   0.12         (0.28)
                                                       -------------------------


NET LOSS                                                  $ (0.26)      $ (0.52)
                                                       =========================

Weighted average shares outstanding, basic and diluted  3,374,437     2,168,052


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                               Years Ended
                                                               December 31,
                                                            2002         2001
                                                      --------------------------
Cash Flows from operating activities:
              Net loss                                 $ (885,676)  (1,127,365)
Adjustments to reconcile net loss to net cash
         used in operating activities:
              Net assets of discontinued operations             -      637,610
              Foreign currency adjustment                  13,852            -
              Depreciation                                 46,907      184,749
              Amortization                                103,489       68,974
Changes in operating assets and liabilities
              Accounts receivable                         (98,403)     337,824
              Inventories                                (297,562)     (11,255)
              Prepaid expenses and other current assets   (82,699)      95,351
              Other assets                               (122,924)     (13,067)
              Accounts payable and accrued expenses        91,034     (442,251)
                                                      --------------------------
              Net cash used in operating activities    (1,231,982)    (269,430)
                                                      --------------------------
Cash flows from investing activities:
              Purchase of property and equipment         (197,046)    (127,532)
              Costs of of obtaining import license              -      (39,285)
                                                      --------------------------
              Net cash used in investing activities      (197,046)    (166,817)
                                                      --------------------------
Cash flows from financing activities:
              Proceeds of long-term debt                        -       28,659
              Repayment of long-term debt                       -      (85,201)
              Proceeds from issuance of common stock    2,082,710      562,682
                                                      --------------------------
              Net cash provided by financing activities 2,082,710      506,140
                                                      --------------------------
Increase in cash                                          653,682       69,893
Cash at beginning of year                                  88,385       18,492
                                                      --------------------------

Cash at end of year                                     $ 742,067     $ 88,385
                                                      ==========================
Supplemental disclosure of cash flow information:
              Income taxes paid                                 -          240

                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended December 31, 2002 and 2001

                                       CLASS "A" PARTICIPATING
                                        CONVERTIBLE PREFERRED
                                    ---------------------------
                                                     AMOUNT                                                    ACCUMULATED
                                                   STATED AT                          ADDITIONAL                  OTHER
                                                  LIQUIDATION     COMMON SHARES        PAID-IN    ACCUMULATED COMPREHENSIVE
                                       SHARES        VALUE      SHARES     AMOUNT      CAPITAL      DEFICIT      INCOME      TOTAL
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 2000            16.5      $ 397,898    1,812,213   $ 1,812  $ 3,114,104   $ (723,688)            $2,790,126

Options exercised                         -              -       701,219       701      561,981            -                562,682

Net loss                                  -              -             -         -            -   (1,127,365)            (1,127,365)
                                    ------------------------------------------------------------------------------------------------

Balance at December 31, 2001            16.5        397,898    2,513,432     2,513    3,676,085   (1,851,053)             2,225,443

Options exercised                         -              -     1,398,779     1,399    1,204,111            -              1,205,510

Issuance of Common Stock                  -              -     1,230,000     1,230      875,970            -                877,200

Foreign currency translation              -              -             -         -            -                   13,852     13,852

Net loss                                  -              -             -         -            -     (885,676)              (885,676)
                                    ------------------------------------------------------------------------------------------------

Balance at December 31, 2002            16.5      $ 397,898    5,142,211     $ 5,142 $5,756,166   $ (2,736,729) $ 13,852 $3,436,329
                                    ================================================================================================

                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         The Classica Group, Inc. ("the Company") and its wholly owned subsidiaries Classica Microwave Technologies, Inc. (United States) and CGTI Classica Group Technologies Italia, S.r.l. ("Classica Italy") (collectively "CMT") provide safe food solutions through its automated microwave processing systems. In addition, CMT's technologically advanced design of post packaging processing, extends refrigerated shelf life through pasteurization and permits non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is designed to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Professor Giuseppe Ruozi, the key developer of the process and one of the leading European experts in the field of microwave technology as it applies to the food industry is under contract with CMT as its Chief Technology Officer. The use of microwave technology in concert with proprietary knowledge acquired over years of research and development by Professor Ruozi gives CMT a strong position in the growing field of new and innovative processing technologies for the food industry.

          CMT expects to generate revenues in two different areas. First, the company sells microwave based processing systems for pasteurization, sterilization, sanitizing and drying of food products. Second, the company intends to utilize its microwave application expertise to provide development services to new and existing clients.

         Microwave energy has long been used in the food industry for various applications such as cooking and defrosting. However, the inability of competing companies to control temperature uniformity prohibited its use as a method of insuring food safety. CMT's was designed to insure food safety through controlled temperature uniformity by using patented and proprietary microwave technology in concert with hot air under strict time and temperature guides on post packaged products. This technological advancement of guaranteed temperature uniformity using microwave energy as the heat source allows foods to be processed for consumer protection without affecting the taste and texture of the product. The process is controlled by a PLC. The design includes a self-monitoring program that alerts an operator to any system malfunction that could jeopardize the food safety of the product.

             In October 2002, the Company sold its grated, shredded and dry cheese processing and distributing business. In December 2002, the Company sold its Galbani(R) brand cheese and meat importing and distribution business. See note 5.

         FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material intercompany transactions have been eliminated.


         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and \ liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         Revenue is recognized when goods are shipped or in certain situations upon customer acceptance and title has passed.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition. The Company has adopted SAB 101 and it has not had a material impact on the Company's consolidated financial position or results of operations, nor did it result in the Company reporting a change in accounting principles from its application.

         FOREIGN CURRENCY

         For Classica Italy, the local currency is the functional currency. In accordance with the Statement of Financial Standards (SFAS) No. 52, "Foreign Currency Translations," the financial statements of the subsidiary are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying Consolidated Statement of Financial Position.


         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs, which include costs in connection with new product development, fundamental and exploratory research, process improvement, and product use technology and product accreditation, are charged to operations in the period in which they are incurred.


         ADVERTISING COSTS

         The Company expenses all advertising costs as incurred.


         ACCOUNTS RECEIVABLE

         On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write-offs and collections, contractual terms and current credit conditions.

         INVENTORIES

         Inventories consist of raw materials used in production, construction in progress and used machines held for resale and are carried at the lower of cost or market. Cost is determined on a first-in, first-out method.


         DEPRECIATION

         Property and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the assets which range from three to ten years.

         INTANGIBLE ASSETS

         Patents, recorded at cost, are amortized over their estimated useful lives, approximating 15 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. The Company assesses the recoverability of its assets, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that there is no impairment of the assets at December 31, 2002 and 2001.

Intangible assets consist of the following at December 31, 2002:

              Patents                                $ 1,552,328

              Accumulated amortization                  (129,361)
                                                   --------------

              Intangible assets, net                 $ 1,422,967
                                                   ==============


For the years ending December 31, 2003 through 2007 the patents will be amortized at the rate of $103,489 per annum for a total amortization for the five year period of $517,245.

         CONCENTRATION OF RISK

         The Company's products are constructed by its wholly owned subsidiary, C.G.T.I. - Classica Group Technologies Italia, S.r.l. ("CGTI") in Italy. The products are manufactured by sub-contractors under the supervision of CGTI's personnel. Management believes that, in the event of a disruption in the supply of product as the result of circumstances beyond its control, wherein the supplier could not supply product in a timely manner, a replacement source could be obtained without major disruption to the business.

         The Company maintains cash balances in financial institutions, which are insured by the Federal Deposit Corporation up to $100,000.


         LONG-LIVED ASSETS

         Long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicated that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the asset, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the assets may not be recoverable, the Company determines whether impairment has occurred through the use of undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. Management has determined that there is no impairment of assets in the continuing segments of the business. No impairment expense was recognized in the years ended December 31, 2002 and 2001.

         INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount and tax basis of the Company's assets and liabilities, and net operating loss carryforwards. Management provides valuation allowances against the net deferred tax asset for amounts that may not be realized.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The Company in estimating fair value disclosures for financial instruments used the following methods and assumptions:

o Cash, trade receivables and other receivables reported in the consolidated balance sheet approximate fair value.

Note 2 - INVENTORIES

         Inventories at December 31, 2002 consist of:

              Raw materials                                       $ 20,553

              Construction in progess                              245,934

              Used machines held for resale                         31,075

                                                               ------------
              Total inventory                                    $ 297,562
                                                               ============


NOTE 3 - PROPERTY AND EQUIPMENT

            Property and equipment, at cost, consists of the following at December 31, 2002:


     Furniture, fixtures and equipment                           $ 525,670

     Less accumulated depreciation and amortization                (53,532)

                                                               -------------
     Fixed assets, net                                           $ 472,138
                                                               =============


NOTE 4 - ACCRUED EXPENSES

             Accrued expenses at December 31, 2002 consist of:

     Accrued payroll                                               $ 36,558

     Other accrued expenses                                          21,886
                                                              ---------------

     Total accrued expenses                                        $ 58,444
                                                              ===============

NOTE 5 - DISCONTINUED OPERATIONS

         On October 18, 2002, the Company sold assets comprised of manufacturing equipment, certain inventory and related packaging materials and supplies, customer lists, goodwill, trademark and rights to its lease of the distribution facility and other rights relating to its grated, shredded and dry cheese processing and distributing business.

         On December 30, 2002, the Company sold assets comprised of a customer list, goodwill, right to use a license and distribution agreement with a supplier, certain inventory and related packaging materials and supplies a portfolio of import licenses for dairy products, and an assumption of a liability to its distributor relating to its Galbani(R) brand cheese and meat importing and distribution business.

         As a result of the aforementioned sales, the Company has recorded an after-tax gain on these sales of assets of $566,351 including the write-off of prior recognized goodwill of $157,500 and a loss from operations totaling $168,861 as discontinued operations. The total selling price included cash of approximately $600,000 and liabilities assumed totaling approximately $739,000. The consolidated financial statements and related notes for the year ended December 31, 2001 have been restated, where applicable.

         Revenues related to the 2002 discontinued operations totaled $6,647,798 and $7,478,213 in 2002 and 2001, respectively. Pretax profit (loss) reported was $(168,861) and $294,104 in 2002 and 2001, respectively.

         On December 28, 2000 the Company adopted a formal plan to discontinue the operations of its Deli King, Inc. ("Deli King") mobile catering subsidiary and to dispose of the assets of the business segment. The operations of Deli King ceased on March 9, 2001.

         Operating results of Deli King Subsidiary for the year ended December 31, 2001 are shown separately in the accompanying income statement. Deli King had no operations for the year ended December 31, 2002. Revenues of Deli King for 2001 were $343,463. This amount is not included in net sales in the accompanying financial statements. Pretax loss reported in discontinued operations was zero and $(179,074) in 2002 and 2001, respectively.

         As of December 31, 2001, all of the assets of Deli King, Inc. had been disposed of or were deemed to be worthless. During 2002 Deli King, Inc. was liquidated under Chapter VII in the U.S. Bankruptcy Court for the District of New Jersey. Management believes that there are no material present or future liabilities on the part of the Company for matters relating to Deli King, Inc.

NOTE 6 - INCOME TAXES

         The income taxes are comprised of the following for the years ended December 31, 2002:

                                                            December 31,
                                                       2002              2001
                                                  ------------------------------
Deferred
     Federal                                       $ 301,100        $ (373,104)
     State                                            79,700           (98,700)
                                                  ------------------------------
Sub-total                                            380,800          (471,804)
Valuation allowance                                  380,800           471,804
                                                  ------------------------------
Income tax provision                               $       -        $        -
                                                  ==============================

The difference between the U.S. federal statutory rate and the Company's effective tax rate is as follows:

                                                       Years Ended December 31,
                                                       2002               2001
                                                   -----------------------------
Federal statutory tax rate                             34.0%             34.0%
Valuation allowance                                   -34.0%            -34.0%
                                                   -----------------------------

Effective tax rate                                      0.0%              0.0%

                                                   =============================

Deferred tax assets (liabilities) are comprised of the following:

                                                           December 31, 2002

Net operating loss carryforwards                              $ 3,985,300
Less:  valuation allowance                                     (3,985,300)
                                                           -----------------
                                                              $         -
                                                           =================

         The Company has available net operating loss carryforwards of approximately $ 9,300,000 for federal and state income taxes expiring between 2009 and 2022 to offset future taxable income.
         A deferred tax asset results from the benefit of utilizing net operating loss carryforwards in future years. A valuation allowance has been provided for the entire benefit.
         During the years ended December 31, 2002 and 2001, the valuation allowance was increased by $380,800 and $471,804, respectively. These charges reflect increases in the valuation allowance related to the deferred tax asset.
         The Company will continue to assess the recoverability of its deferred income tax asset and adjustments may be necessary based on the evidence available at that time.

NOTE 7--COMMITMENTS AND CONTINGENCIES

         Operating Leases

         Until December 2002, the Company leased its distribution and office facility in Lakewood, New Jersey under a lease which required a base annual rental of approximately $92,000.

         On November 13, 2002 the Company entered into a lease of a 10,400 square foot facility in Sayreville New Jersey of which approximately 7,900 square feet serve as office space and a laboratory and 2,500 square feet serves as a warehouse. The lease was effective February 15, 2003 (the move in date). The lease is for a period of five years and three months, with the first three months of base rental forgiven. The base rental under the lease is $114, 400 per annum ($9,533.33 per month). The lease contains a renewal option for five additional years, the lease provides for the Company to pay its proportionate share of the landlord's common costs.

          The Company leases a 3,768 square foot facility at Via Nagy 7, 42019 Pratissolo di Scandiano, Italy, of which approximately 2700 square feet serves as office space, with the balance serving as its laboratory. The facility is leased at a base rent of $19,200 annually. The lease was entered into on December 15, 2001, and continues for a period of four years. At the end of each year, the rent shall be adjusted based upon changes in the Italian price indexes.

         Rent expenses totaled $ 19,522 and $ 977 for 2002 and 2001 respectively.


Minimum future commitments under all operating leases are as follows:


                  Year Ending
                  December 31,                        Amount
                ------------------            ------------------

                   2003                              $ 91,022
                   2004                               133,922
                   2005                               133,108
                   2006                               114,400
                   2007                               114,400
                   Thereafter                          42,900
                                              ------------------
                                                    $ 629,752
                                              ==================


         Litigation

         The parent and its subsidiaries are not currently involved in any litigation that they expect, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

         Employment Agreements

         The Company has employment agreements with the Company's Chairman and Chief Executive Officer and its Chief Financial and Administrative Officer that expire on July 31, 2005.

NOTE 8- STOCK PLANS AND STOCK BASED COMPENSATION

         The Company's 1998 Incentive and Nonqualified Stock Option Plan was amended in 2002 to increase the number of shares reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan to 1,450,000. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At December 31, 2002, 3 options were available for grant under the plan and reserved for issuance under the 1998 Incentive and Nonqualified Stock Option Plan.

         The Company's 1998 Director Stock Option Plan provides for the granting of options to purchase 40,000 shares of common stock to certain directors of the Company. Exercise and vesting terms for options granted under this plan are determined at each grant date. All options were granted at not less than fair market value at dates of grant. At the end of 2001, no options were available for grant under the 1998 plan and 40,000 shares of common stock were reserved for issuance under the 1998 Director Stock Option Plan.

         The Company's 2002 Incentive and Nonqualified Stock Option Plan provides for the granting of options to purchase 1,000,000 shares of common stock to certain employees of the Company. Exercise and vesting terms for options granted are determined at each grant date. All options will be granted at no less than fair market value at the date of grant. At the end of 2002, 10,794 options were available for grant and reserved for issuance under the 2002 Incentive and Nonqualified Stock Option Plan.

Stock options transactions are summarized as follows:

                                                2002 Options        2002 Warrants            2001 Options      2001 Warrants
                                                      Weighted               Weighted             Weighted              Weighted
                                                       Average                Average              Average               Average
                                                      Exercise               Exercise             Exercise              Exercise
                                             Shares      Price      Shares      Price      Shares    Price    Shares       Price
              -------------------------------------------------------------------------------------------------------------------
              Outstanding, beginning of year606,349     1.3271      32,632     9.1349     572,849  $1.3127    91,300     $8.9058

              Granted                     2,403,109     0.9567     456,000     1.3015     734,719  $1.7543         -           -

              Forfeited                                             (9,299)   10.5487                        (58,668)    $8.7784

               Exercised                 (1,398,779)    0.8966                           (701,219)$1.7629          -           -
              -------------------------------------------------------------------------------------------------------------------


              Outstanding, end of year    1,610,679     1.1497     479,333     1.6554     606,349  $1.3271    32,632     $9.1349
                                        =========================================================================================

              Options and warrants
                 exercisable at year-end    989,206     1.2149     479,333     1.7076     606,349  $1.3271    32,632     $9.1349
                                        =========================================================================================

              Weighted-average fair value of $ 0.9576                                    $ 1.6700
                 options granted during the year

The following table summarizes stock options and warrants outstanding and exercisable at December 31, 2002:

                                     Weighted            Outstanding              Exercisable
                                      Average                     Average                   Average
     Exercise         Options &      Remaining      Options &     Exercise    Options &    Exercise
   Price Range        Warrants          Life        Warrants       Price      Warrants       Price
----------------------------------------------------------------------------------------------------
$ 0.99      $ 1.25    1,820,609         7.36      1,820,609       $ 1.09     1,194,849       $ 1.13
  1.50        1.75      112,070         6.62        112,070         1.65        66,357         1.59
  1.78        2.00      130,000         2.14        130,000         1.95       130,000         1.95
  6.25       10.00       27,333         2.09         27,333         8.23        27,333         8.23
----------------------------------------------------------------------------------------------------
                      2,090,012         6.93      2,090,012       $ 1.27     1,418,539       $ 1.36
                   =================================================================================

         The fair value of each option granted is estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001, respectively: risk free interest rate 4.85% and 2.5%; expected life from 1 to 5 years; expected volatility of 93.8% and 127%; dividend yield 0% and 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the option holder.

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

         If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss would have been $(2,353,661) and $(1,642,335) for 2002 and 2001, respectively. Diluted loss per share, would have been $(0.70) and $(0.76) for 2002 and 2001, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

         In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

         SFAS 142 requires, among other things, that goodwill not be amortized but should be subject to impairment testing at the "reporting unit level" at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. A reporting unit is the same level as or one level below an operating segment, as defined by Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information." As a result of the adoption of SFAS 142 in 2002, the non-amortization of goodwill had the effect of decreasing the Company's loss from discontinued operations by approximately $30,000.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Ling-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company's financial position, results of operations, and cash flows.

         In July, 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit of disposal activities initiated after September 30, 2002. We do not expect SFAS No. 146 to have a material effect on our consolidated financial position, results of operations or liquidity.

NOTE 10 - STOCKHOLDERS' EQUITY

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

         At December 31, 2002 there were 16.5 preferred shares outstanding all of which are convertible into common shares at the holder's option.


NOTE 11 - COMMON STOCK

         On January 23, 2003, the Company filed with the Securities and Exchange Commission a Registration Statement under the Securities Act of 1933 seeking to register 1,686,000 shares of its common stock, which 1,230,000 common shares have been issued along with warrants exercisable to purchase 456,000 shares of common stock.