Form 10KSB/A
period 2002-12-31
CLASSICA GROUP INC
filed 2003-05-19
CIK 868075

U.S. Securities and Exchange
                           Commission Washington, D.C.
                                      20549

                         Amendment No. 1 to Form 10-KSB

                                  FORM 10-KSB/A

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

_____________________________   ________________________________________________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained in, to the best of registrant's knowledge, definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ( )

State issuer's revenues for its most recent fiscal year:

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


Title of Each Class                         Number of Shares Outstanding
Common Stock, $.001 par value per share     5,142,211(December 31, 2002)

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes      ; No     .
                                                              -----     -----

                                Introductory Note

         We are filing this Amendment to Form 10-KSB/A to include information called for by Item III of Form 10-KSB. There are no changes to the financial statements.


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

         In November, 2001, we were the subject of a Cease and Desist Order from the SEC in connection with two of our press releases concerning the ability of our microwave technology to kill the anthrax bacterium. The SEC issued the order because it believed we failed to comply with Exchange Act by omitting material information in the press releases. We believe that we have fully complied with the Cease and Desist Order and have not committed or caused any violation of the Exchange Act.

         In the first quarter of 2000, we formed Classica Microwave Technologies, Inc., or CMT, a Delaware corporation. Effective October 2, 2000, we acquired a testing laboratory and several patents for the microwave heat processing process business from OMAC Research, Ltd., or OMAC. The equipment and processes to which the patents relate can be used for pasteurization, sterilization, drying, and sanitizing in the food and pharmaceutical industries. OMAC had previously sold and installed more than200 microwave heat processing systems worldwide. OMAC ceased operations and its business was dormant until 2000, when CMT purchased the equipment and patents. Our Italian subsidiary, C.G.T.I.-Classica Group Technologies Italia, S.r.l., or CGTI was formed in 2001. Since commencing operations, we have delivered two microwave heat processing systems, a drying system and a laboratory system, each of which is currently operating. Going forward, our focus will be exclusively on the microwave heat processing equipment business, and revenue from this business will be our sole source of revenue.

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

Competition

     Currently, the market for industrial microwave heat processing systems is a small niche in the larger area of industrial heat processing systems. We are focusing our efforts on higher value-added applications that require uniform heat distribution. Although there are approximately a dozen manufacturers of microwave heat processing systems worldwide, we believe that they do not currently represent significant competition to our patented and proprietary controlled hear distribution process. This is primarily because many manufacturers of microwave systems for the food industry use systems that employ significantly fewer high-power microwave generators than our systems. Their designs are limited in capability to generate uniform heat distribution within the product, and, accordingly, are useful only in applications where heat uniformity is less important.

     Many of our competitors, that manufacture conventional hear processing systems, have financial resources, marketing and technical personnel superior to ours. As our share of the market grows, we anticipate that many of the market leaders of conventional heat processing systems will develop and/or acquire the ability to build and market new systems that will compete with our systems.

     In addition, there are a few small companies in Italy, each of which employs individuals who were employed and trained by OMAC, that therefore have the knowledge to design and build systems that would compete with our systems.
Our advantage is that we employ the inventor of the technology, Engineer Giuseppe Ruozi who developed the uniform heat distribution process and the author of the patents on this process which the Company now owns. Therefore, while these smaller competitors have the ability to emulate OMAC's old technology that existed at the time they ceased operations, Engineer Ruozi provides us with a significant advantage in the development of new technology in this field. Furthermore, we own and operate 2 state of the art laboratories for development of new applications, which these Italian competitors lack altogether.

Sources of Availability of Raw Materials and the Names of Principal Suppliers

         We are developing sources for raw material to be used in the manufacture of our products and do not currently have principal suppliers.

Dependence on a Few Customers

         We are developing our marketing and sales effort and accordingly are not dependent on a few customers.

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

Research & Development

         Prior to our purchase of the equipment and patents for the microwave heat processing systems technology, several million dollars were spent on their development and design. We anticipate that in the future and as the need arises, we will update and develop the systems. In addition, as potential customers test our equipment prior to purchase, they may require that certain research be done to determine whether the equipment is suitable for their products. A significant portion of any monies we will spend on research for those purposes will be borne by the potential customers. We do expect, however, that we will provide certain research free of charge as a marketing tool. In addition, we have performed some research and testing for potential customers for a fee, which has been only a minor portion of our revenues, and which we do not anticipate will become a significant portion of our revenues. For the foreseeable future, however, we do not intend to allocate significant resources to research or development.

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

Election of Directors.

      Our shareholders elected each of the five nominees for directors as listed in our Proxy Statement dated October 9, 2002. The votes were as follows:

Director                         For            Against           Abstain
----------------------     ---------------      -------           --------
Scott G. Halperin             2,678,838          22,179              0
Bernard F. Lillis, Jr.        2,678,838          22,179              0
Joseph M. Greene              2,678,838          22,179              0
Alan Rubin                    2,678,838          22,179              0
Harry J. Friedberg            2,678,838          22,179              0


Adoption of our 2002 Incentive and Non-Qualified Stock Option Plan.

         Our shareholders approved the adoption of our 2002 Incentive and Non-Qualified Stock Option Plan. The votes were as follows:

                 For                Against            Abstain
              ---------            --------            --------
               974,164              85,166              11,267


Appointment of Auditors

      Our shareholders ratified the appointment of Ehrenkrantz Sterling & Co. LLC independent auditors as our auditors. The votes were as follows:


--------------------------------------------------------------------------------
Ratification of the appointment of
Ehrenkrantz Sterling & Co.                                               Broker
LLC as auditors                    Votes For Votes Against Abstention  Non-Votes
---------------------------------- --------- ------------- ----------  ---------
                                   2,665,714    15,284       20,079         0
--------------------------------------------------------------------------------

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

                                          2002                      2001
                                      Common Shares             Common Shares
               Period               High          Low         High         Low
                                ------------------------------------------------

January 1 - March 31             $2.3400        $1.1300     $2.6670     $1.1670

April 1 - June 30                 2.2600         1.2000      4.6670      1.8750

July 1 - September 30             1.7400         0.6000      4.6000      2.5600

October 1 - December 31           1.4900         0.8000      5.2500      1.3400


Holders
         As of March 26, 2003 there were approximately 240 holders of record of our common stock.

Dividends.

         We have not paid a cash dividend on our common stock since our inception. We expect that, for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and we do expect that cash dividends will be paid. There are, however, no restrictions on the payment of dividends, either by contract or regulation.

Recent Sales of Unregistered Securities.

            On December 13, 2002, we completed a private placement of 1,030,000 shares of our common stock and 206,000 shares issuable upon the exercise of warrants to a group of accredited investors, from which we received gross proceeds of $1,030,000 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The warrants are dated December 13, 2003 and expire on December 12, 2005. The exercise price is $1.00 per share. The shares of common stock issued in the transaction and those issuable upon exercise of the warrants are subject to a registration rights agreement. In accordance therewith, we filed a registration statement on Form SB-2 (Registration No. 333-102642) with the Securities and Exchange Commission on January 22, 2003. We are using the proceeds from this private placement to fund the growth of our microwave technology business.

         On May 31, 2002, we sold 100,000 shares of our common stock to each of two accredited investors in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Each purchaser purchased 100,000 shares at a purchase price of $1.00 per share. Each purchaser was granted "piggyback" registration rights, and their shares were included in a registration statement on Form SB-2 (Registration No. 333-102642) that we filed with the SEC on January 22, 2003. We used the proceeds from this private placement of our shares for general working capital.

         In January 2000, we completed a private placement of 200,000 shares at a purchase price of $1.50 per share of our common stock to a group of investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. We received gross proceeds of $300,000. We used the proceeds from this private placement for general working capital.

Securities Authorized For Issuance Under Equity Compensation Plans

       The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                                                                                 Number of Securities
                                     Number of Securities To                                    Remaining Available for
                                         Be Issued Upon                                          Future Issuance Under
                                            Exercise            Weighted-Average Exercise              Equity
                                         Of Outstanding            Price of Outstanding            Compensation Plans
                                            Options,                     Options,                (Excluding Securities
                                       Warrants and Rights         Warrants and Rights          Reflected in Column (a))

                                     ------------------------  -----------------------------  -----------------------------
          Plan Category                        (a)                         (b)                            (c)

Equity Compensation Plans
   Approved by Security Holders             1,610,679                     $1.15                          10,794
Equity Compensation Plans Not                 479,333                                                           0
   Approved by Security Holders                                           $1.66
Total                                       2,090,012                     $1.27                          10,794

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

         Gross Profit. We generated gross profit of $28,246 or 75.4% of net revenues for 2002 versus $38,382 for 2001. This decrease is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary.

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

Plan of Operation

         More than 200 installations of microwave heat processing systems and technology have been undertaken in Europe and Japan. All but two of those installations were undertaken by OMAC and other entities. We have only delivered two systems, one of which is in Switzerland and the other in Italy. The system installed in Italy was developed for the rapid drying of candy coated fruit. This system has undergone minor changes at the installation site, and we believe it is now fully functional; however, we may be taking the system back to be later sold to another customer. Our systems and the technology are not well known outside Europe and Japan. Our plan is to continue to promote and market our systems in Europe and Japan, and to penetrate other markets. Our goal is to generate revenues from the sale of microwave heat processing systems and the sale of technical services.

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

Item 8.  Changes in and Disagreement with Accountants on Accounting and
                Financial Disclosure

         None

                                    Part III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth information with respect to each person who serves as one of our executive officers or directors and their ages as of the date of this prospectus:

Name                             Age            Position
---------------------------- --------- ------------------------------------
Scott G. Halperin                41       Director, President & Chief
                                          Executive Officer
--------------------------------------------------- -----------------------
Bernard F. Lillis, Jr. CPA       59       Director, Chief Administrative
                                          Officer, Chief Financial Officer,
                                          Treasurer and Secretary
---------------------------------------------------------------------------
Joseph M. Greene                 60       Director
---------------------------------------------------------------------------
Alan Rubin                       34       Director
---------------------------------------------------------------------------
Harry J. Friedberg, Esq.         65       Director
---------------------------------------------------------------------------
Joseph Riemer, PhD.              54       President of Classica Microwave
                                          Technologies, Inc.
---------------------------------------------------------------------------


         Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified. our officers are elected by our board of directors and serve at the board's discretion.

         Scott G. Halperin has served as Chairman of our board of directors since July 1, 1997 and as Chief Executive Officer since August 1, 1994. He has served as one of our directors since May, 1994. He also served as Treasurer from May 1994 through June 30, 1997. Prior to joining us, he was President and a principal of Agama, Inc., a company involved in mergers and acquisitions from 1993 to 1997. Earlier in his career, Mr. Halperin worked for ABIC International Consultants, Inc., a food technology consulting company, from May, 1982 to September 1982 where he was involved in product development and analytical testing of food products.

         Bernard F. Lillis, Jr., CPA has been one of our directors, and Treasurer since July 1, 1997. He served as our Chief Operating officer from July 1, 1997 through November, 2001 and as our Chief Administrative Officer since November, 2001. He has been our Chief Financial Officer and our Secretary since April 15, 1996. Prior to joining us, he served as Chief Financial Officer from 1969 to 1972 and from 1974 to 1996 fficer of several companies, as Deputy City Manager for Finance of Rochester, New York from 1973 to 1974 and on the audit staff of Deloitte & Touche, certified public accountants from 1964 to 1969. Mr. Lillis is a certified public accountant.

         Joseph M. Greene has been one of our directors since February 23, 1998. He served as acting chief operating officer of Marx Toys, Inc., from January 2001 through May, 2002. He is the founder and has been the chief executive officer of Advanced Trading concepts since January, 1990, a sales agency for various fully tariffed switch and network based domestic and international carriers of telephone services. Mr. Greene is a member of the Audit committee and the compensation committee of the Board of Directors.

         Alan Rubin has been one of our directors since January 28, 2000. Since 2000 he has been a partner of Targeted Financial Services, a registered investment advisor. Prior to 2000, he was partner of Nalven, Paredes, Payne & Rubin, a registered investment advisor from March, 1998 to July, 2000. Mr. Rubin is a member of the Audit Committee and the Compensation Committee of the Board of Directors.

         Harry J. Friedberg, Esq. has been one of our directors since March 2, 1998. He has been engaged in the private practice of law since 1963.

         Joseph Riemer, Ph. D. was appointed Vice President - Corporate Development of Classica Microwave Technologies, Inc. in November, 2001 and President in June, 2002. Prior to 2001, he a Director of Global Operations Development for Pfizer in the Adams Confectionary Division from 1998 to 2001 and he was the Director, Adams R&D Process Development and Operations for Pfizer from 1998 to 1993. From 1991 to 1993, he was the Manager of R&D in the Food and Consumer Products Group for CRS Sirrine Engineers, Inc. He was the General Manager and Founder f R.J. Foods, Ltd., a consulting firm in the field of food technology, engineering and management from 1988 to 1990. He holds a BS in Food Engineering and Biotechnology from Technion, Israel and a Ph. D. in Food science and Technology from Massachusetts Institute of Technology.

         None of our directors holds directorships in any other public company. There are no family or other personal or business relationships between or among our directors, key employees, any control persons or the investors purchasing the shares covered by this filing.


Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (the "Commission"). The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a).

       To our knowledge, during the fiscal year ended December 31, 2002, all filing requirements were complied with for the year ended December 31, 2002.

Item 10. Executive Compensation

         The following table sets forth, for each of the last three fiscal years, cash and certain other compensation paid or accrued by our company for our Chief Executive Officer and Chief Administrative and Financial Officer, the President of our subsidiary, Cucina Classica Italiana, Inc., and the President of our subsidiary, Classica Microwave Technologies, Inc. There are no other executive officers who earned at least $100,000 for any of the last three fiscal years.

                                                 Summary Compensation Table

         Annual Compensation ($)                     Long-Term Compensation ($)

-------------------------- -------- ---------- ------ ----------------- ------------- --------------- ------------- ----------------
                                                                                                      Long-Term
                                                                                                      Incentive
Name and Principal                                                      Restricted    Securities      Plan Payouts  All other
Position                                       Bonus  *                 Stock Awards  underlying                    Compensation ($)
                           Year     Salary            Other Annual                    Options
                                                      Compensation
-------------------------- -------- ---------- ------ ----------------- ------------- --------------- ------------- ----------------
Scott G.  Halperin         2002     190,008       0       12,990               0         377,526            0               0
Chairman of the Board;     2001     190,008       0       12,322               0               0            0               0
Chief Executive Officer;   2000     190,008       0       10,778               0               0            0               0

-------------------------- -------- ---------- ------ ----------------- ------------- --------------- ------------- ----------------

Bernard F.  Lillis, Jr.    2002     160,006       0        9,009               0         302,021            0               0
Chief Administrative       2001     160,006       0        8,226               0               0            0               0
Officer;                   2000     160,006       0        7,482               0               0            0               0
Chief Financial Officer
-------------------------- -------- ---------- ------ ----------------- ------------- --------------- ------------- ----------------

Robert Castellano,         2002     114,880       0       12,990               0               0            0               0
President Cucina           2001     106,345       0       12,322               0          25,000            0               0
Classica Italiana          2000     106,033       0       10,778               0               0            0               0
(Resigned December 27,
2002)
-------------------------- -------- ---------- ------ ----------------- ------------- --------------- ------------- ----------------

Joseph Riemer              2002      69,231       0        8,660               0         189,783            0               0
President,                 2001           0       0            0               0               0            0               0
Classica Microwave         2000           0       0            0               0               0            0               0
Technologies, Inc.
-------------------------- -------- ---------- ------ ----------------- ------------- --------------- ------------- ----------------

     Represents payment of health insurance premiums.


                            Long-Term Incentive Plans

         We have no long-term incentive plans other than our various stock option plans.

           Option Grants in Last Fiscal Year, Ending December 31, 2002
                                Individual Grants

Name                      Number of Securities    % of Total Options     Exercise      Expiration Date
                           Underlying Options    Granted to Employees    Or Base
                                Granted             In Fiscal Year      Price ($/sh)
Scott G. Halperin               377,526                  15.7%              0.99          12/12/2012
Bernard F. Lillis, Jr.          302,021                  12.6%              0.99          12/12/2012
Robert Castellano                68,570                   2.9%              1.75          05/31/2011
Joseph Riemer                   121,213                   5.0%              0.99          10/31/2012

                       Aggregated Option Exercises in 2002
                       and December 31, 2002 Option Values

                                        Shares
                                       Acquired                          Number of
                                          On           ($)         Securities Underlying          Value of Unexercised
                                       Exercise       Value         Unexercised Options           In-the-Money Options
                                         (#)         Realized      at Fiscal Year-End ($)       at Fiscal Year-End (#)(A)
                                     -------------  ----------  ----------------------------  -----------------------------
                Name                                            Exercisable   Unexercisable   Exercisable    Unexercisable
               --------              -------------  ----------  ------------  --------------  -------------  --------------
Scott G.  Halperin                       0               0         324,111        252,526        103,804         121,212
Bernard F.  Lillis, Jr.                  0               0         158,778        202,021         82,931          96,970
Robert Castellano                        0               0          45,000              0              0               0
Joseph Riemer                            0               0          22,857        166,926              0          58,182

* Options are "in-the-money" if, on December 31, 2002, the market price of our common stock ($1.47) exceeds the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of our common stock covered by such options on December 31, 2002, and the aggregate price of such options.

Employment Agreements

Scott G. Halperin

         On August 1, 1997, (amended December 13, 2002) we entered into an employment agreement with Scott G. Halperin, which provides for an annual salary of $250,000 effective January 1, 2003. The agreement provides that Mr. Halperin shall serve as Chairman of the Board and our Chief Executive Officer through July 31, 2005. Mr. Halperin's employment agreement may be renewed for successive three-year periods commencing on the termination date by mutual agreement. We may, however, terminate the agreement at the end of a term by giving written notice of non-renewal at least 180 days prior to the end of such term. Mr. Halperin's base compensation will be increased annually by 5% plus the increase in the cost of living annually. Additionally, on December 13, 2002 and annually thereafter on December 13th. Mr. Halperin will be given a stock option for no less than an amount of shares equal to his updated annual salary divided by the closing price of The Classica Group, Inc. common stock on the previous business day. These options will vest 1/3 one year from the date of granting of the option, and 1/3 each year thereafter on the 1st of January. As an inducement to accept the amendment of December 13, 2002 to his employment agreement Mr. Halperin was granted an option to purchase 125,000 shares of our common stock at the closing price on December 12, 2002 ($0.99 per share). In addition to his base salary, Mr. Halperin is entitled to receive additional incentive compensation during each fiscal year in an amount not less than two percent of the increase in our gross revenues during each year as compared to the prior year, commencing with the fiscal year ended December 31, 1996, and any other bonus our board of directors may award to Mr. Halperin. We will pay Mr. Halperin an automobile expense allowance in the amount of $12,000 per annum and will maintain at our expense a medical and dental plan that covers Mr. Halperin, his spouse and his minor children. Mr. Halperin waived the automobile allowance through December 31, 2002.

         We may terminate this agreement for cause, and Mr. Halperin may terminate it for good reason. Should the agreement be terminated without cause, however, Mr. Halperin will be paid his full base salary through the time notice of termination is given and a lump sum severance payment equal to the greater of
(i) the remaining compensation (including incentive compensation) payable to Mr. Halperin as though the employment agreement had been performed through July 31, 2005 or such later date to which the term of the employment has been extended or
(ii) the total compensation earned by Mr. Halperin during the one year period prior to the date of termination. Under such circumstances, Mr. Halperin is also entitled to receive all employee benefits until the later of (A) July 31, 2005 or such later date to which the term of the Employment Agreement has been extended or (B) one year from the date of termination. In addition, all stock awards and options theretofore awarded or granted to Mr. Halperin shall, to the fullest extent permitted by applicable law, immediately vest.

         The Employment Agreement prohibits Mr. Halperin from disclosing our confidential information or trade secrets during the term of his employment under the Employment Agreement and for 12 months thereafter. The Employment Agreement also prohibits Mr. Halperin from competing, during the period of his employment under the Employment Agreement and for 12 months thereafter, within any county (or adjacent county) in any state within the United States in which we are engaged in business during Mr. Halperin's employment by us. However, the restrictions on disclosure and competition do not apply if we terminate Mr. Halperin without cause or if Mr. Halperin terminates the Employment Agreement for good reason.

         The Employment Agreement also grants Mr. Halperin certain demand and "piggyback" registration rights with respect to the shares of common stock owned by him.

         Mr. Halperin waived cash compensation in excess of $190,000 for 1998, 1999, 2000, 2001 and 2002.

Bernard F. Lillis, Jr.

         On August 1, 1997, (amended December 13, 2002) we entered into an employment agreement with Bernard F. Lillis, Jr., which provides for an annual salary of $200,000 effective January 1, 2003. The agreement provides that Mr. Lillis shall serve as our Chief Financial Officer and Chief Administrative Officer through July 31, 2005. Mr. Lillis' employment agreement may be renewed successive three-year periods commencing on the termination date, by mutual agreement. We may, however, terminate the agreement at the end of a term by giving written notice of non-renewal not less than 180 days prior to end of such term. Mr. Lillis's base compensation will be increased annually by 5% plus the increase in the cost of living annually. Additionally, on December 13, 2002 and annually thereafter on December 13th, Mr. Lillis will be given a stock option for no less than an amount of shares equal to his updated annual salary divided by the closing price of The Classica Group, Inc. common stock on the previous business day. These options will vest 1/3 one year from the date of granting of the option, and 1/3 each year thereafter on the 1st of January. As an inducement to accept the amendment of December 13, 2002 to his employment agreement Mr. Lillis was granted an option to purchase 100,000 shares of our common stock at the closing price on December 12, 2002 ($0.99 per share). In addition to his base-salary, Mr. Lillis is entitled to receive additional incentive compensation during each fiscal year in an amount not less than two percent of the increase in our gross revenues during each such year as compared to the prior year, commencing with the fiscal year ended December 31, 1996, and any other bonus our board of directors may award to Mr. Lillis. We will pay Mr. Lillis an automobile expense allowance in the amount of $12,000 per annum and will maintain at our expense a medical and dental plan that covers Mr. Lillis, his spouse and his minor children. Mr. Lillis waived the automobile allowance through December 31, 2002.

         We may terminate Mr. Lillis for cause and Mr. Lillis may terminate the Employment Agreement for good reason or if his health should become impaired to an extent that makes the continued performance of his duties under the Employment Agreement hazardous to his physical or mental health.

         If we terminate the Employment Agreement we are required to pay to Mr. Lillis his full base salary through the time notice of termination is given and a lump sum payment equal to the greater of (i) the remaining compensation (including incentive compensation) payable to Mr. Lillis as though the Employment Agreement had been performed through July 31, 2005 or such later date to which the term of the employment has been extended and (ii) the total compensation earned by Mr. Lillis during the one ear period prior to the date of termination. Under such circumstances, Mr. Lillis is also entitled to receive all employee benefits until the later of (A) July 31, 2005 or such later date to which the term of the Employment Agreement has been extended or (B) one year from the date of termination. In addition, all stock awards and options theretofore awarded or granted to Mr. Lillis shall, to the fullest extent permitted by applicable law, immediately vest.

         The Employment Agreement prohibits Mr. Lillis from disclosing our confidential information or trade secrets during the term of his employment under the Employment Agreement and for 12 months thereafter. The Employment Agreement also prohibits Mr. Lillis from competing, during the period of his employment under the Employment Agreement and for 12 months thereafter, within any county (or adjacent county) in any state within the United States in which we are engaged in business during Mr. Lillis's employment by us. However, the restrictions on disclosure and competition do not apply if we terminate Mr. Lillis without cause or if Mr. Lillis terminates the Employment Agreement for good reason.

         The Employment Agreement also grants Mr. Lillis certain demand and "piggyback" registration rights with respect to the shares of common stock owned by him.

         Mr. Lillis waived cash compensation in excess of $160,000 for 1998, 1999, 2000, 2001, and 2002.

Joseph Riemer

         On June 1, 2002, we entered into a letter agreement with Dr. Joseph Riemer, which provides for an annual salary of $120,000.00, plus an initial grant of options to purchase 68,750 shares of our common stock at $1.75 per share, vesting one-third on each of November 1, 2002, 2003 and 2004. in addition, on November 1, 2002 and each year thereafter, Dr. Riemer's compensation will be reviewed and updated, and he is entitled to an annual stock option grant to purchase the number of shares equal to his updated annual salary divided by the closing price of our common stock the previous day. Those options will vest one third one year from the date of granting and one third each year thereafter on November 1.

         Under the terms of the letter agreement, Dr. Riemer is an at-will employee, and the letter agreement is not to be construed as a contract.

Giuseppe Ruozi

         On September 21, 1999, we entered into an agreement with Ing. Giuseppe Ruozi, which, at this time, provides for a monthly fee of $6,000.00, plus an initial grant of options to purchase 75,000 shares of our stock, which have vested. In addition, The agreement was initially for 3 years, but automatically renews for additional 1 year periods unless one of the parties notifies the other of his or its desire to not renew the agreement, at least 30 days prior to the expiration date of the term. Other than by expiration or termination by non-renewal, the agreement may only be terminated in the event of default by a party.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of May 6, 2003, regarding the ownership of our common stock by each director and each of our current executive officers, each person known to us to beneficially own 5% or more of common stock, and all our directors and executive officers as a group. Except as indicated, all persons named as beneficial owners of common stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them. All persons named have an address at c/o The Classica Group, Inc., 2400 Main Street, Suite 12, Sayreville, New Jersey 08872.

-------------------------------------------------------------------------------

Name of Beneficial Owner (A)   Number of Shares            Percentage
                                                        of Outstanding (I)
-------------------------------------------------------------------------------
Scott G. Halperin                729,150 (B)                     14.18
-------------------------------------------------------------------------------
Bernard F. Lillis, Jr.           548,950 (C)                     10.68
-------------------------------------------------------------------------------
Joseph M. Greene                  45,500 (D)                      0.90
-------------------------------------------------------------------------------
Harry J. Friedberg                60,667 (E)                      1.18
-------------------------------------------------------------------------------
Alan Rubin                        55,100 (F)                      1.07
-------------------------------------------------------------------------------
Joseph Riemer                     27,257 (G)                      0.53
-------------------------------------------------------------------------------
Michael Iaverone                 303,000                          5.89
-------------------------------------------------------------------------------
Howard Green                     400,000                          7.78
-------------------------------------------------------------------------------
All directors and executive
officers                       1,466,624                         28.54
-------------------------------------------------------------------------------
All beneficial owners          2,169,624                         42.21
-------------------------------------------------------------------------------

(A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the securities and Exchange commission or information provided by such beneficial owners to us. Shares include stock options and warrants exercisable within 60 days.

(B) Includes options to purchase 199,111 shares at $1.25 per share and 125,000 shares at $ 0.99 held by Mr. Halperin.

(C) Includes options to purchase 158,778 shares at $1.25 per share and 100,000 shares at $ 0.99 held by Mr. Lillis.

(D) Includes options to purchase 20,500 shares at $1.25 per share and 25,000 shares at $0.99 held by Mr. Greene.

(E) Includes options to purchase 23,000 shares at $1.25 per share and 15,000 shares at $ 0.99 held by Mr. Friedberg.

(F) Includes options to purchase 10,000 shares at $1.25 per share and 25,000 shares at $ 0.99 held by Mr. Rubin.

(G) Includes options to purchase 22,857 shares at $ 1.75 per share held by Dr. Riemer.

(H) Includes options to purchase 103,000 shares at $1.00 per share held by Mr. Iaverone

(I) For each beneficial owner, the "Percentage of outstanding" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by total shares outstanding of our company on May 6, 2003, of 5,142,211 plus the above-referenced unexercised options and warrants of the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.

Securities authorized for issuance under equity compensation plans.

Included in Item 5, above.

Item 12. Certain Relationships and Related Transactions

         There are no family or other personal or business relationships between or among our directors, key employees, or any control persons.

Item 13. Exhibits and Reports on Form 8-K
-------- --------------------------------

(a) Exhibits.

Exhibit
Number   Description

3.1      Articles of Incorporation of Registrant (A)
3.2      Bylaws of Registrant (A)
4.1      1998 Incentive and Non-Qualified Stock Option Plan (D)
4.2      Amendment to 1998 Incentive and Non-Qualified Stock Option Plan (D)
4.3      1998 Incentive and Non-Qualified Stock Option Plan (E)
4.4      Form of Warrant dated December 13, 2002 (A)
10.1     Acquisition Agreement between Registrant and OMAC Research, Ltd. (B)
10.2     Lease Agreement between CGTI Classica Group Technologies, Italia S.r.l.
                and PRAGMATA, S.r.l., dated December 15, 2001 (C)
10.3     Lease Agreement between First Industrial Development Services, Inc.
                and Classica Microwave Technologies, Inc. dated
                November 13, 2002. filed herewith
10.4     Placement Agent Agreement (A).
10.5     Securities Purchase Agreement (A)
10.6     Registration Rights Agreement (A)
10.7     Employment Agreement with Scott G. Halperin. (F)
10.8     Employment Agreement with Bernard F. Lillis (F)
10.9     Employment Agreement with Joseph Riemer, Ph.D.,  filed herewith.
10.10    Amendment to Employment Agreement with Scott G. Halperin,
                dated 12/13/2002, filed herewith.
10.11    Amendment to Employment Agreement with Bernard F. Lillis dated
                12/13/2002, filed herewith.
10.12    Agreement with Giuseppe Ruozi, filed herewith.
21.1     Subsidiaries of Registrant, filed herewith.
23.1     Engineer Giuseppe Ruozi's consent, filed herewith.
99.1     Certification  Pursuant  to 18 U.S.C.  Section  1350,  as adopted
                Pursuant  to Section 906 of the
                Sarbanes-Oxley Act of 2002, filed herewith
99.2     Certification  Pursuant  to 18 U.S.C.  Section  1350,  as adopted
                Pursuant  to Section 906 of the
                Sarbanes-Oxley Act of 2002, filed herewith.
99.3     List of Patents held by the Company.
-----------
The foregoing is incorporated by reference from the Registrant's filings indicated:

         (A) Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 22, 2003.
         (B) Form 8-K, filed with the Securities and Exchange Commission on April 17, 2001. (C) Form 10-KSB, filed with the Securities and Exchange Commission on April 1, 2002. (D) Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September
                  18, 2002.
         (E) Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 15, 2002.
         (F) Form 10-KSB filed with the Securities and Exchange Commission on March 12, 1998.

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

THE CLASSICA GROUP, INC.


/s/ Scott G. Halperin                                     Date:   May 16, 2003
--------------------------------------------
Scott G. Halperin
Chairman of the Board
Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Scott G. Halperin                            Date:   May 16, 2003
         --------------------------------------------
         Scott G. Halperin
         Chairman of the Board
         Chief Executive Officer
         Audit Committee Member

By:      /s/ Bernard F. Lillis, Jr.                       Date:   May 16, 2003
         -----------------------------------
         Bernard F. Lillis, Jr.
         Chief Financial Officer
         Chief Administrative Officer
         Principal Accounting Officer
         Director

By:      /s/ Joseph M. Greene                             Date:   May 16, 2003
         --------------------------------------------
         Joseph M. Greene
         Director
         Audit Committee Member


By-      /s/ Alan Rubin                                   Date:   May 16, 2003
         --------------------------------------------
         Alan Rubin
         Director
         Audit Committee Member

      CERTIFICATION PURSUANT TO RULE 13-A-14 OF THE SECURITIES ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott G. Halperin, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of The Classica Group, Inc.;

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

Date:    May 16, 2003

/s/ Scott G. Halperin
Scott G. Halperin
Chief Executive Officer


      CERTIFICATION PURSUANT TO RULE 13-A-14 OF THE SECURITIES ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bernard F. Lillis, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB/A of The Classica Group, Inc.;

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

Date:    May 16, 2003

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