Form 10QSB
period 2003-03-31
CLASSICA GROUP INC
filed 2003-05-20
CIK 868075

U.S. Securities and Exchange
                           Commission Washington, D.C.
                                      20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003


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

                    2400 Main Street, Suite #12, Sayreville,
                          New Jersey 08872 (Address of
                          principal executive offices)

                            (732) 727-7800 (Issuer's
                                telephone number)

                        ----------------6-----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003


     Title of Each Class                         Number of Shares Outstanding
Common Stock, $.001 par value per share                     5,142,211

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                 March 31, 2003



                                     ASSETS
                                   -----------

Current Assets:
         Cash                                                         $361,258


         Accounts receivable                                             1,126


         Inventories                                                   328,007


         Prepaid expenses                                              164,495


         Assets relating to discontinued operation                      84,416
                                                             -------------------

              Total current assets                                     939,302

Property and equipment, net                                            627,859


Intangible assets, net                                               1,397,095


Other assets                                                           136,142
                                                             -------------------

         TOTAL   ASSETS                                             $3,100,398
                                                             ===================



         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                                 March 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY
               ---------------------------------------------------

                                   LIABILITIES
                                 ---------------

Current Liabilities:

         Accounts payable                                            $ 174,889

         Accrued expenses                                               61,157

         Liabilities relating to discontinued operations                50,000
                                                              ------------------

              Total current liabilities                                286,046
                                                              ------------------

         TOTAL LIABILITIES                                             286,046
                                                              ------------------

                              STOCKHOLDERS' EQUITY
                         -------------------------------

Preferred stock
         Class A participating convertible preferred shares,
         $1 par value, stated at liquidation value, authorized
         200 shares of which 16.5 shares are issued and outstanding.   397,898

Common stock
         Par value $.001 - 25,000,000 shares authorized, 5,142,211
         shares issued and outstanding                                   5,142

Additional paid-in-capital                                           5,756,166

Accumulated deficit                                                 (3,359,799)

Accumlated other comprehensive income                                   14,945
                                                              ------------------

              Total Stockholders' Equity                             2,814,352
                                                              ------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 3,100,398
                                                              ==================



         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)


                                                    For the three months ended
                                                              March 31,
                                                        2003           2002
                                                   -----------------------------

Revenue                                                    $ 5,736      $ 4,361

Cost of sales                                               18,588            0
                                                   -----------------------------

Gross profit (loss)                                        (12,852)       4,361

Selling, general and administrative expenses               520,820      262,622
                                                   -----------------------------

Loss from continuing operatons                            (533,672)    (258,261)

Income (loss) from discontinued operations                 (89,398)     103,659
                                                   -----------------------------

Net loss before other comprehensive income                (623,070)    (154,602)

Other comprehensive income:
     Foreign currency translation,
       net of tax effect of $-0-                             1,093            0
                                                   -----------------------------

Comprehensive income                                    $ (621,977)  $ (154,602)
                                                   =============================

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Loss from continuing operations                            $ (0.10)     $ (0.10)

Income (loss) from discontinued operations                   (0.02)        0.04
                                                   -----------------------------

Net loss                                                   $ (0.12)     $ (0.06)
                                                   =============================

Weighted average shares outstanding, basic and diluted   5,142,211    2,747,050



         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2003 and 2002



                                                          March 31,
                                             --------------------------------
                                                      2003            2002
                                             --------------------------------

Cash flows from operating activities:
     Loss from continuing operations              $ (533,672)     $ (258,261)
     Income(loss) from discontinued operations       (89,398)        103,659
     Foreign currency translation                      1,093               0
Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation and amortization                    44,075          79,553
     (Increase) decrease in accounts receivable       13,307        (178,484)
     Decrease in receivable from sale of
         discontinued operation                      426,819               0
     (Increase) decrease in inventories              (30,445)         68,251
     (Increase) in prepaid expenses and other
         assets                                      (63,009)        (24,022)
     Increase in accounts payable
         and accrued expenses                         71,480          62,665
                                             --------------------------------

     Net cash used in operating activities          (159,750)       (146,639)
                                             --------------------------------

Cash flows used in investing activities:
     Purchase of fixed assets                       (173,924)        (84,937)
     Increase in other assets                        (12,719)         (7,172)
     Realization of assets relating to
         discontinued oeration                       313,025               0
     Settlement of liabilities relating to
         discontinued operastion                    (347,441)              0
                                             --------------------------------

     Net cash used in investing activities          (221,059)        (92,109)
                                             --------------------------------

Cash flows from financing activities:
     Repayment of long-term debt                           0         (22,727)
     Proceeds from Issuance of capital stock               0         280,000

                                             --------------------------------

     Net cash provided by financing activities             0         257,273
                                             --------------------------------

Net  increase (decrease) in cash                    (380,809)         18,525

Cash at beginning of period                          742,067         100,997
                                             --------------------------------


Cash at end of period                              $ 361,258       $ 119,522
                                             ================================

Supplemental disclosure of cash flows information:
     Interest paid                                      $ 45        $ 44,257
                                             ================================


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

         In October 2002, the Company sold its grated, shredded and dry cheese processing and distributing business, and in December 2002, the Company sold its Galbani(R) brand cheese and meat importing and distribution business, and discontinued the operation of its Cucina Classica Italiana, Inc. subsidiary.

         The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the financial position, results of operations, and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for the year ended December 31, 2002.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances are eliminated.

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at March 31, 2003.



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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - Property and equipment

         Property and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for furniture and equipment and the lease term for leasehold improvements).

          Property and equipment consists of the following at March 31, 2003:


              Furniture & equipment                     $ 656,527
              Leasehold improvements                       43,067
                                                    ----------------

                   Total cost                             699,594

              Less accumulated depreciation
                 and amortization                         (71,735)
                                                    ----------------

                                                        $ 627,859
                                                    ================


NOTE 4 - Intangible Assets

         Patents, recorded at cost, are amortized over their estimated useful lives, approximating 15 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that there is no impairment of the assets at March 31, 2003.

Intangible assets consist of the following at March 31, 2003:

              Patents                                $ 1,552,328

              Accumulated amortization                  (155,233)
                                                   --------------

              Intangible assets, net                 $ 1,397,095
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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5 - Discontinued Operations

         On October 18, 2002, the Company sold assets comprised of manufacturing equipment, certain inventory and related packaging materials and supplies, customer lists, goodwill, trademark and rights to its lease of the distribution facility and other rights relating to the grated, shredded and dry cheese processing and distributing business of its Cucina Classica Italiana, Inc. subsidiary.

         On December 30, 2002, the Company sold assets comprised of a customer list, goodwill, right to use a license and distribution agreement with a supplier, certain inventory and related packaging materials and supplies a portfolio of import licenses for dairy products, and an assumption of a liability to its distributor relating to the Galbani(R) brand cheese and meat importing and distribution business of its Cucina Classica Italiana, Inc. subsidiary and discontinued the operations of that subsidiary effective December 31, 2002.

         Operating results of Cucina Classica Italiana, Inc. for the three months ended March 31, 2002 are included in income from discontinued operations shown separately in the accompanying financial statements.

         Revenues of Cucina Classica Italiana, Inc. for the three months ended March 31, 2002 were $1,771,878. This amount is not included in Revenues in the accompanying financial statements.

         The operations of the Company's Deli King, Inc. ("Deli King") mobile catering subsidiary ceased on March 9, 2001, and as of December 31, 2001, all of the assets of Deli King, Inc. had been disposed of or were deemed to be worthless. Deli King had no operations during the quarter ended March 31, 2002. However, during the quarter Deli King, Inc. filed for liquidation under Chapter VII of the U.S. Bankruptcy Act in the U.S. Bankruptcy Court for the District of New Jersey and the case has been concluded. Management believes that there are no material present or future liabilities on the part of the Company for matters relating to Deli King, Inc.

Item 2.  Management's Discussion and Analysis

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

         Net Revenues. Net revenues for the three months ended March 31, 2003 were $ 5,736 compared with $ 4,361 in 2002, an increase of $1,375, or 31.5%. This increase is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary.

         Gross Profit. We generated gross operating loss of ($12,852) or (224.1%) of net revenues for 2003 versus gross profit of $4,361 for 2002. This decrease is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary. The cost of sales amounts reported in 2003 represent some fixed manufacturing- related expenses of our Italian operation as well as the direct costs related to the testing services performed in the quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $520,820 in 2003 versus $262,622 for 2002. This represents an increase of $258,198, all of which represents start-up costs of our microwave technology subsidiary. The infrastructure that is currently in place in 2003 was not completed during the first quarter of 2002.
There were non-recurring moving and start-up expenses of approximately $36,200 that were incurred relating to the move from Lakewood to Sayreville.

         Loss from Continuing Operations. Loss from continuing operations for 2003 was $533,672 versus $258,261 for 2002. These amounts represent start-up costs of our microwave technologies subsidiary.

         Income Taxes. We reported no provision for Federal income taxes for the three month periods ended March 31, 2003 and 2002, as we had net losses for both years.

Liquidity and Capital Resources
         The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.

         On December 13, 2002, we completed a private placement of 1,030,000 shares of our common stock and 200,000 shares issuable upon the exercise of warrants, from which we received gross proceeds of $1,030,000. The warrants are dated December 13, 2002 and expire on December 12, 2005. The exercise price is $1.00 per share. The shares of common stock issued in the transaction and those issuable upon exercise of the warrants are subject to a registration rights agreement. In accordance therewith, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission on January 22, 2003. We are using the proceeds from this private placement to fund the growth of our microwave technology business.

         At March 31, 2003, the Company had a net worth of $2,814,352 compared to $2,350,841 at March 31, 2002.

         The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the CMT subsidiary for which the Company may undertake an additional private placement.

         The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At March 31, 2003 the Company had no capital leases.

         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations, with the exception of the requirements of CMT.

Seasonality
         The Company's businesses are not subject to the effects of seasonality.

Plan of Operation

         More than 200 installations of microwave heat processing systems and technology have been undertaken in Europe and Japan. All but two of those installations were undertaken by OMAC, the Company from which we purchased the technology, patents and laboratory in Italy, and other entities. We have only delivered two systems, one of which is in Switzerland and the other in Italy. The system installed in Italy was developed for the rapid drying of candy coated fruit. This system has undergone minor changes at the installation site, and the Company believes it is now fully functional; however, the Company may be taking the system back to be later sold to another customer. Our systems and the technology are not well known outside Europe and Japan. Our plan is to continue to promote and market our systems in Europe and Japan, and to penetrate other markets. Our goal is to generate revenues from the sale of microwave heat processing systems and the sale of technical services.

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



Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits:

                  (99.1) Certification of Chief Executive Officer pursuant to
Section 906 of Sarbanes-Oxley Act of 2002.
                            Filed herewith.

                  (99.2) Certification of Chief Financial Officer pursuant to
Section 906 of Sarbanes-Oxley Act of 2002.
                           Filed herewith.


         (b) Reports on Form 8-K:

        Form 8K/A - Filed May 8, 2003

            ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS

                Related to the sale of the Company's cheese business.


            ITEM 5.  OTHER EVENTS

                Related to the December 13, 2002 private placement for $1,030,000.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized




                            THE CLASSICA GROUP, INC.
                                  (Registrant)




Date:  May 20, 2003                   By:      /s/ Scott G. Halperin
                                               ---------------------
                                                   Scott G. Halperin
                                                   Chairman
                                                   Chief Executive Officer




Date:  May 20, 2003                   By:      /s/ Bernard F. Lillis, Jr.
                                               --------------------------
                                                   Bernard F. Lillis, Jr.
                                                   Chief Financial Officer
                                                   Chief Administrative Officer
                                                   Treasurer

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

Date:    May 20, 2003

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

Date:    May 20, 2003

/s/ Bernard F. Lillis, Jr.
Bernard F. Lillis, Jr.
Chief Financial Officer