Form 10KSB/A
period 2002-12-31
CLASSICA GROUP INC
filed 2003-08-12
CIK 868075

U.S. Securities and Exchange
                           Commission Washington, D.C.
                                      20549

                         Amendment No. 2 to Form 10-KSB

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
                        ---------------------------------
 Securities registered under section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

-----------------------------   ------------------------------------------------

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

Transitional Small Business Disclosure Format (Check one): Yes      ; No     .
                                                              -----     -----

                                Introductory Note

         We are filing this Amendment to Form 10-KSB/A to include information called for by Item III of Form 10-KSB. There are changes to the Consolidated Statement of Cash Flows for the year ended December 31, 2001 and additional disclosures provided in the Footnotes to Consolidated Financial Statements.

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

         In the first quarter of 2000, we formed Classica Microwave Technologies, Inc., or CMT, a Delaware corporation. Effective October 2, 2000, we acquired a testing laboratory and several patents for the microwave heat processing process business from OMAC Research, Ltd., or OMAC. The equipment and processes to which the patents relate can be used for pasteurization, sterilization, drying, and sanitizing in the food and pharmaceutical industries. OMAC had previously sold and installed more than200 microwave heat processing systems worldwide. OMAC ceased operations in 1995 and its business was dormant until 2000, when CMT purchased the equipment and patents. Our Italian subsidiary, C.G.T.I.-Classica Group Technologies Italia, S.r.l., or CGTI was formed in 2001. Since commencing operations, we have delivered two microwave heat processing systems, a drying system and a laboratory system, each of which is currently operating. Going forward, our focus will be exclusively on the microwave heat processing equipment business, and revenue from this business will be our sole source of revenue.

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


Results of Operations for the Years Ended December 31, 2002 and 2001

         Net Revenues. Net revenues for the year ended December 31, 2002 were $37,451 compared with $38,382 in 2001, a decrease of $931, or 2.5%. This decrease is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary. These incidental amounts consisted of:

                                                           Years Ended
                                                           December 31,
                                                      2002              2001
                                                 -------------     -------------
Laboratory systems rental                          $ 13,158          $       -

Consulting fees                                      10,836              4,285

Laboratory testing fees                               6,209                  -

Maintenance fees-systems in operation                 4,156                  -

Interest and other miscellaneous income               3,092                443

Gain on cash collateral account (See below)               -             33,654
                                                 -------------     -------------

TOTAL                                              $ 37,451           $ 38,382
                                                 =============     =============


         A cash collateral account was maintained by the parent company, The Classica Group, Inc. as security for a trade account payable to one of the major suppliers of The now discontinued subsidiary, Cucina Classica Italiana, Inc. ("CCI"). The cash Collateral account and the income from the account were the property of the parent Company. The account was liquidated at the time of the sale of CCI's Galbani Products business.

         Gross Profit. We generated gross profit of $28,246 or 75.4% of net revenues for 2002 versus $38,382 for 2001. This decrease is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A")were $1,311,412 in 2002 versus $552,285 for 2001. This represents an increase of $759,127, substantially all of which represents start-up costs of our microwave technology subsidiary. The significant costs that make up SG& A were:

                                                                                           Year Ended
                                                                                           December 31,
                                                                                     2002                  2001

                                                                              ------------------- --- ----------------
Employee compensation and related expenses                                      $      662,049          $   274,093
Depreciation and amortization                                                          150,396               35,381
Advertising,trade shows, travel and other selling expenses                             129,287               24,350
Professional fees and other expenses of being a public company                         179,341               78,668
Administrative, office and general expenses                                            129,344              123,295
Research and Development                                                                60,995               16,498
                                                                              -------------------     ----------------

TOTAL                                                                           $    1,311,412          $   552,285
                                                                              ===================     ================

         Loss from Continuing Operations. Loss from continuing operations for 2002 was $1,283,166 versus $513,903 for 2001. These amounts represent start-up costs of our microwave technologies subsidiary.

         Income Taxes. We reported no provision for Federal income taxes for the years ended December 31, 2002 and 2001, as we had net losses for both years.

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

Plan of Operation

         More than 200 installations of microwave heat processing systems and technology have been undertaken in Europe and Japan. All but two of those installations were undertaken by OMAC and other entities. We have only delivered two systems, one of which is in Switzerland, and was rented for an initial period of five months, which has been extended by the customer. The second system was installed in Italy on a contingent basis subject to the customer's acceptance. After the completion of the installation the customer elected not to accept the machine, and to continue with its previous technology, which we feel is inferior to the new system. The system has been returned to our inventory for modification and sale to a new customer.
Our systems and the technology are not well known outside Europe and Japan. Our plan is to continue to promote and market our systems in Europe and Japan, and to penetrate other markets. Our goal is to generate revenues from the sale of microwave heat processing systems and the sale of technical services.


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

         Up until the recent introduction of CMT's patented technology the common perception among food manufacturers in the US was that the food applications of microwave heat processing technology are very limited due to the uneven heating offered by existing microwave equipment manufactures (e.g. Amana or Cryodry).

         In the US commercial installations of microwave heat processing systems were successful only for defrosting of frozen meat blocks and for the cooking of bacon - two applications where non-uniformity of temperature is acceptable.

         In order to introduce its technology in the United States CMT had to overcome this common perception by providing food technologists, process engineers, Quality Assurance specialists and other food industry professionals with the evidence of the technology's features, advantages and benefits as demonstrated by its earlier successful European track record of almost 200 industrial installations.

         Through the education campaign, which has so far included the mailing of more than 7,500 brochures, presentations at the meetings of various trade organizations, and attendance at several trade shows and international conferences, CMT achieved the attention of the Research & Development and Operations departments of leading US food manufacturers. The professionals in those organizations followed up with visits and tests at CMT's laboratory in New Jersey, and based upon their positive feedback within their companies, CMT is currently involved in applications development projects for top Fortune 100 companies.


 Simultaneously with the communications and education campaign, we have begun to use both a direct sales force and an independent agent with regional offices and representation throughout the United States. In addition, we have begun to develop relationships with a network of agents worldwide who will identify market and sell our equipment to customers.

         In developing our network of agents to sell our equipment in the United States we have entered into an Agreement of Representation with a national agency for the sale of food processing machinery, with headquarters in California for the sale of our microwave heat processing equipment to the food industry, using their network of regional sales agents throughout the United States.

         In addition, we have entered into exclusive agency agreements with two European companies, one located in Zurich, Switzerland covering Switzerland, Germany, Austria, and Lichtenstein, and for France with a well known agency for the sale of food processing machinery headquartered in Argenteuil, France.

         We are currently negotiating with a national agency for the sale of food processing machinery located in Mississauga, Canada an exclusive agency agreement covering Canada and British Columbia. Additional international agencies are being identified and contacted
         .
         Following our participation at the Anuga FoodTec trade show in Germany in April of 2003 we were contacted by two companies from Japan and Thailand requesting to become our agent in their respective countries. We have begun working together with these companies exploring leads in their territories and expect to decide by early 2004 if either one of these two companies should become our exclusive agent in their designated territories



         In addition to selling our microwave systems, we intend to provide technical services to customers. We have two laboratories, one at our Sayreville, New Jersey location, and one in our Italy location. Our Sayreville location is also equipped with a full commercial kitchen. We have provided potential clients with access to our laboratories in the USA and Italy so that we can work with them to develop and customize new microwave heat processing applications. Some of the technical services are, and will continue to be, provided free of charge as part of our marketing efforts. Other more comprehensive research and development services are marketed and will be offered to customers for fees.

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

         None

                                    Part III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth information with respect to each person who serves as one of our executive officers or directors and their ages as of the date of this prospectus:

Name                             Age            Position
---------------------------- --------- ------------------------------------
Scott G. Halperin                41       Director, President & Chief
                                          Executive Officer
--------------------------------------------------- -----------------------
Bernard F. Lillis, Jr. CPA       60       Director, Chief Administrative
                                          Officer, Chief Financial Officer,
                                          Treasurer and Secretary
---------------------------------------------------------------------------
Joseph M. Greene                 60       Director
---------------------------------------------------------------------------
Alan Rubin                       34       Director
---------------------------------------------------------------------------
Harry J. Friedberg, Esq.         65       Director
---------------------------------------------------------------------------
Joseph Riemer, PhD.              54       President of Classica Microwave
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

         Bernard F. Lillis, Jr., CPA has been one of our directors, and Treasurer since July 1, 1997. He served as our Chief Operating officer from July 1, 1997 through November, 2001 and as our Chief Administrative Officer since November, 2001. He has been our Chief Financial Officer and our Secretary since April 15, 1996. Prior to joining us, he served as Chief Financial Officer of several companies from 1969 to 1972 and from 1974 to 1996, as Deputy City Manager for Finance of Rochester, New York from 1973 to 1974 and on the audit staff of Deloitte & Touche, certified public accountants from 1964 to 1969. Mr. Lillis is a certified public accountant.

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

Giuseppe Ruozi

         On September 21, 1999, we entered into a consulting agreement with Ing. Giuseppe Ruozi, which, at this time, provides for a monthly fee of $6,000.00, plus an initial grant of options to purchase 75,000 shares of our stock, which have vested. In addition, The agreement was initially for 3 years, but automatically renews for additional 1 year periods unless one of the parties notifies the other of his or its desire to not renew the agreement, at least 30 days prior to the expiration date of the term. Other than by expiration or termination by non-renewal, the agreement may only be terminated in the event of default by a party.

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

THE CLASSICA GROUP, INC.


/s/ Scott G. Halperin                                     Date:  August 12, 2003
--------------------------------------------
Scott G. Halperin
Chairman of the Board
Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Scott G. Halperin                            Date:  August 12, 2003
         --------------------------------------------
         Scott G. Halperin
         Chairman of the Board
         Chief Executive Officer
         Audit Committee Member

By:      /s/ Bernard F. Lillis, Jr.                       Date:  August 12, 2003
         -----------------------------------
         Bernard F. Lillis, Jr.
         Chief Financial Officer
         Chief Administrative Officer
         Principal Accounting Officer
         Director

By:      /s/ Joseph M. Greene                             Date:  August 12, 2003
         --------------------------------------------
         Joseph M. Greene
         Director
         Audit Committee Member


By-      /s/ Alan Rubin                                   Date:  August 12, 2003
         --------------------------------------------
         Alan Rubin
         Director
         Audit Committee Member

      CERTIFICATION PURSUANT TO RULE 13-A-14 OF THE SECURITIES ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott G. Halperin, certify that:

1. I have reviewed this annual report on Form 10-KSB/B of The Classica Group, Inc.;

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

Date:    August 12, 2003

/s/ Scott G. Halperin
Scott G. Halperin
Chief Executive Officer


      CERTIFICATION PURSUANT TO RULE 13-A-14 OF THE SECURITIES ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bernard F. Lillis, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB/B of The Classica Group, Inc.;

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

Date:    August 12, 2003

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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income

                                                                     Years Ended
                                                                    December 31,
                                                             2002         2001
                                                       -------------------------

Revenue                                                   $ 37,451     $ 38,382

Cost of sales                                                9,205           -
                                                       -------------------------

Gross profit                                                28,246       38,382

Selling, general and administrative expenses             1,311,412      552,285
                                                       -------------------------

Loss from continuing operations                         (1,283,166)    (513,903)
                                                       -------------------------

Discontinued operations
     Loss from operation of business segment - Deli King         -     (179,074)
     Income(loss) from operation of business segment - CCI(168,861)     294,106
     Loss from disposal of business segment - Deli King          -     (728,494)
     Income from disposal of business segment - CCI        566,351            -
                                                       -------------------------

Income (loss) from discontinued operations                 397,490     (613,462)
                                                       -------------------------

Net loss before income taxes                              (885,676)  (1,127,365)

Other comprehensive income:

   Foreign currency translation,
     net of tax effect of $-0-                              13,852           -
                                                       -------------------------

Comprehensive income                                    $ (871,824)$ (1,127,365)
                                                       =========================

INCOME (LOSS) PER COMMON SHARE

BASIC & DILUTED

Loss  from continuing operations                          $ (0.38)      $ (0.24)

Income (loss) from discontinued operations                   0.12         (0.28)
                                                       -------------------------


NET LOSS                                                  $ (0.26)      $ (0.52)
                                                       =========================

Weighted average shares outstanding, basic and diluted  3,374,437     2,168,052


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                     Years Ended
                                                                    December 31,
                                                            2002         2001
                                                      --------------------------
Cash Flows from operating activities:
              Net loss                                 $ (885,676)  (1,127,365)
Adjustments to reconcile net loss to net cash
         used in operating activities:
              Net assets of discontinued operations             -      637,610
              Foreign currency adjustment                  13,852            -
              Depreciation                                 46,907        9,509
              Amortization                                103,489       25,872
Changes in operating assets and liabilities
              Accounts receivable                         (98,403)     (14,443)
              Inventories                                (297,562)           -
              Prepaid expenses and other current assets   (82,699)      (3,011)
              Other assets                               (122,924)         500
              Accounts payable and accrued expenses        91,034       27,495
                                                      --------------------------
              Net cash used in operating activities    (1,231,982)    (443,833)
                                                      --------------------------
Cash flows from investing activities:
              Purchase of property and equipment         (197,046)     (48,956)
                                                      --------------------------
              Net cash used in investing activities      (197,046)     (48,956)
                                                      --------------------------
Cash flows from financing activities:
              Proceeds from issuance of common stock    2,082,710      562,682
                                                      --------------------------
              Net cash provided by financing activities 2,082,710      562,682
                                                      --------------------------
Increase in cash                                          653,682       69,893
Cash at beginning of year                                  88,385       18,492
                                                      --------------------------

Cash at end of year                                     $ 742,067     $ 88,385
                                                      ==========================
Supplemental disclosure of cash flow information:
              Income taxes paid                                 -          240

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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         The Classica Group, Inc. ("the Company") and its wholly owned subsidiaries Classica Microwave Technologies, Inc. (United States) and CGTI Classica Group Technologies Italia, S.r.l. ("Classica Italy") (collectively "CMT") provide safe food solutions through its automated microwave processing systems. In addition, CMT's technologically advanced design of post packaging processing, extends refrigerated shelf life through pasteurization and permits non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is designed to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Professor Giuseppe Ruozi, the key developer of the process and one of the leading European experts in the field of microwave technology as it applies to the food industry is under a consulting agreement with CMT as its Chief Technology Officer. The use of microwave technology in concert with proprietary knowledge acquired over years of research and development by Professor Ruozi gives CMT a strong position in the growing field of new and innovative processing technologies for the food industry.

          CMT expects to generate revenues in two different areas. First, the company sells microwave based processing systems for pasteurization, sterilization, sanitizing and drying of food products. Second, the company intends to utilize its microwave application expertise to provide development services to new and existing clients.

         Microwave energy has long been used in the food industry for various applications such as cooking and defrosting. However, the inability of competing companies to control temperature uniformity prohibited its use as a method of insuring food safety. CMT's was designed to insure food safety through controlled temperature uniformity by using patented and proprietary microwave technology in concert with hot air under strict time and temperature guides on post packaged products. This technological advancement of guaranteed temperature uniformity using microwave energy as the heat source allows foods to be processed for consumer protection without affecting the taste and texture of the product. The process is controlled by a Programmable Logic Controller ("PLC"), a device used to control the operations of complex industrial equipment. Basically, it is an earlier generation computer. The PLC allows the operator to customize a vast number of instructions ("the program"), in proper sequence, for the tasks that the equipment is required to perform under any number of alternative conditions to achieve the desired results. Different programs for different output results and conditions can be stored in the PLC. The design includes a self-monitoring program that alerts an operator to any system malfunction that could jeopardize the food safety of the product.


             In October 2002, the Company sold its grated, shredded and dry cheese processing and distributing business. In December 2002, the Company sold its Galbani(R) brand cheese and meat importing and distribution business. See note 5.

         FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary companies. All material intercompany transactions have been eliminated.


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

         REVENUE RECOGNITION

                  Revenue for microwave heat processing systems is recognized upon acceptance of the system by the customer after its installation in the customer's facility. Revenue for technical services rendered by the Company is recognized, if on an hourly basis as the services are provided to the customer, or upon completion of the project if on a project basis. In the case of lengthy projects progress billing and revenue recognition arrangements may be made with the customer in advance. Revenue for spare parts, replacement parts, or accessories for a system is recognized upon shipment of the product to the Customer.

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

         CASH AND CASH EQUIVALENTS

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


         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs, which include costs in connection with new product development, fundamental and exploratory research, process improvement, and product use technology and product accreditation, are charged to operations in the period in which they are incurred. Research and development costs for the years ended December 31, 2002 and 2001 were $60,995 and $16,498, respectively.


         ADVERTISING COSTS

         The Company expenses all advertising costs as incurred. Advertising costs for the years ended December 31, 2002 and 2001 were $8,547 and $0, respectively.


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


         LONG-LIVED ASSETS

         Long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicated that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the asset, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the assets may not be recoverable; the Company determines whether impairment has occurred through the use of undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. Management has determined that there is no impairment of assets in the continuing segments of the business. No impairment expense was recognized in the years ended December 31, 2002 and 2001.

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

         EARNINGS PER COMMON SHARE

                  Earnings per common share is computed by dividing net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. There were outstanding at December 31, 2002 1,610,689 employee stock options and 479,333 warrants with average purchase prices of $1.1497 and $1.6554 per share, respectively. These options and warrants could potentially dilute basic earnings per share in the future should be Company achieve profitability. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred. Additionally, 770,000 shares contingently issued and placed in escrow in June, 2003 will not be included in the calculation of earnings per share while the contingency exists in accordance with paragraph 30 of SFAS 128.


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

Note 2 - INVENTORIES

         Inventories at December 31, 2002 consist of:

              Raw materials                                       $ 20,553

              Construction in progress                              245,934

              Used machines held for resale                         31,075

                                                               ------------
              Total inventory                                    $ 297,562
                                                               ============


NOTE 3 - PROPERTY AND EQUIPMENT

            Property and equipment, at cost, consists of the following at December 31, 2002:


     Furniture, fixtures and equipment                           $ 525,670

     Less accumulated depreciation and amortization                (53,532)

                                                               -------------
     Fixed assets, net                                           $ 472,138
                                                               =============


NOTE 4 - ACCRUED EXPENSES

             Accrued expenses at December 31, 2002 consist of:

     Accrued payroll                                               $ 36,558

     Other accrued expenses                                          21,886
                                                              ---------------

     Total accrued expenses                                        $ 58,444
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

         As a result of the aforementioned sales, the Company has recorded an after-tax gain on these sales of assets of $566,351 including the write-off of prior recognized goodwill of $157,500 and a loss from operations totaling $168,861 as discontinued operations. The total selling price included cash of approximately $600,000 and liabilities assumed totaling approximately $739,000. The consolidated financial statements and related notes for the year ended December 31, 2001 have been restated, where applicable. The tax effect of the gain on the sale of assets was to reduce the amount of the deferred tax asset by approximately $192,000 as of December 31, 2002 for the amount of the taxes that would have been due on the transaction were it not for the Company's large net loss carryforwards.

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

         As of December 31, 2001, all of the assets of Deli King, Inc. had been disposed of or were deemed to be worthless. During 2002 Deli King, Inc. was liquidated under Chapter VII in the U.S. Bankruptcy Court for the District of New Jersey. Management believes that there are no material present or future liabilities on the part of the Company for matters relating to Deli King, Inc. The tax effect of the loss on the sale of the Deli King business segment was to increase the amount of the deferred tax asset by approximately $247,000 as of December 31, 2001 for the amount of the tax benefit that would have been received from the transaction were it not for the Company's large net loss carryforwards.

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

         Employment Agreements

         The Company has employment agreements with the Company's Chairman and Chief Executive Officer and its Chief Financial and Administrative Officer that expire on July 31, 2005.
         The Company has a consulting agreement with the Company's Chief Technical Officer which is automatically renewed annually on September 21, that provides for A monthly fee of $6,000 per month.

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

NOTE 12 - SEGMENT REPORTING

         Industry segment information at December 31, 2002 and 2001 is summarized as follows:

                                   Total Revenues        Operating Profits(Loss)
                                      2002      2001         2002        2001
                                ---------------------- -------------------------
United States Operations            $ 4,268  $  4,728  $  (614,180) $  (118,251)
Italian Operations                   24,327         -      (18,405)           -
                                ------------------------------------------------
Total Segments                       28,595     4,728     (632,585)    (118,251)
Eliminations                              -         -            -            -
Corporate Income(expenses)            8,856    33,654     (650,581)    (395,652)
                                ------------------------------------------------
Consolidated                        $37,451  $ 38,382   (1,283,166)    (513,903)
                                ======================
Interest expense                                                 -            -
                                                        ------------------------
Loss from continuing operations                        $(1,283,166) $  (513,903)
                                                        ========================

                                                 Depreciation and
                      Capital Expenditures     Amortization Expense        Identifiable Assets
                        2002        2001        2002         2001          2002           2001
                     --------------------------------------------------------------------------------
U.S. Operations        $ 184,889    $ 48,956     $41,515      $ 3,722    $ 1,247,560       $ 406,588
Italian Operations        12,157           -       3,729            -        442,263               -
Corporate                      -           -     105,152       31,659      1,911,072       2,059,171
Discontinued Op.               -           -           -            -        397,441       1,300,228
                     --------------------------------------------------------------------------------
Consolidated           $ 197,046    $ 48,956   $ 150,396      $35,381    $ 3,998,336     $ 3,765,987
                     ================================================================================