Form 10QSB/A
period 2003-03-31
CLASSICA GROUP INC
filed 2003-08-13
CIK 868075

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                           Amendment #1 of Form 10-QSB

                                  Form 10-QSB/A

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

                                     ASSETS
                                   -----------

Current Assets:
          Cash                                                         $361,258



          Accounts receivable                                             1,126


          Inventories                                                   328,007


          Prepaid expenses                                              164,495


          Assets relating to discontinued operation                      84,416
                                                               -----------------

               Total current assets                                     939,302

Property and equipment, net                                             627,859


Intangible assets, net                                                1,397,095


Other assets                                                            136,142
                                                               -----------------

          TOTAL   ASSETS                                             $3,100,398
                                                               =================

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                                 March 31, 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                   LIABILITIES
                                   -----------

Current Liabilities:


          Accounts payable                                             $174,889

          Accrued expenses                                               61,157

          Liabilities relating to discontinued operations                50,000
                                                               -----------------

               Total current liabilities                                286,046
                                                               -----------------

          TOTAL  LIABILITIES                                            286,046
                                                               -----------------

                              STOCKHOLDERS' EQUITY
                              --------------------

          Preferred stock
               Class A participating convertible preferred shares,
               $1 par value, stated at liquidation value,
               authorized 200 shares of which 16.5 shares are
               issued and outstanding.                                  397,898

          Common stock
               Par value $.001 - 25,000,000 shares authorized,
               5,142,211 shares issued and outstanding                    5,142

          Additional paid-in-capital                                  5,756,166

          Accumulated deficit                                        (3,359,799)

          Accumlated other comprehensive income                          14,945
                                                               -----------------

               Total Stockholders' Equity                             2,814,352
                                                               -----------------


          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $3,100,398
                                                               =================

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)


                                                    For the three months ended
                                                              March 31,
                                                         2003           2002
                                                  --------------- --------------
Revenue                                             $    5,736      $   4,361

Cost of sales                                           18,588              0
                                                  --------------- --------------

Gross profit (loss)                                    (12,852)          4,361

Selling, general and administrative expenses           520,820         262,622
                                                  --------------- --------------

Loss from continuing operatons                        (533,672)       (258,261)

Income (loss) from discontinued operations             (89,398)        103,659
                                                  --------------- --------------

Net loss before other comprehensive income            (623,070)       (154,602)

Other comprehensive income:
     Foreign currency translation,
        net of tax effect of $-0-                        1,093               0
                                                  --------------- --------------

Comprehensive income                                $ (621,977)     $ (154,602)
                                                  =============== ==============

EARNINGS  PER COMMON SHARE

BASIC & DILUTED

Loss from continuing operations                         $(0.10)         $(0.10)

Income (loss) from discontinued operations               (0.02)           0.04
                                                  --------------- --------------

Net loss                                                $(0.12)         $(0.06)
                                                  =============== ==============

Weighted average shares outstanding,
        basic and diluted                            5,142,211       2,747,050

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2003 and 2002

                                                                March 31,
                                                      --------------------------
                                                           2003           2002
                                                      ------------- ------------
Cash flows from operating activities:

      Loss from continuing operations                   $(533,672)    $(258,261)
      Income(loss) from discontinued operations           (89,398)      103,659
      Foreign currency translation                          1,093             0
Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation and amortization                        44,075        38,486
      (Increase) decrease in accounts receivable           13,307      (137,437)
      Decrease in receivable from sale of
         discontinued operation                           426,819             0
      (Increase) decrease in inventories                  (30,445)       68,251
      (Increase) in prepaid expenses and other
         assets                                           (63,009)      (24,022)
      Increase in accounts payable
         and accrued expenses                              71,480        62,665
                                                      ------------- ------------

      Net cash used in operating activities              (159,750)     (146,659)
                                                      ------------- ------------

Cash flows used in investing activities:
      Purchase of fixed assets                           (173,924)      (84,937)

      Increase in other assets                            (12,719)       (7,172)

      Realization of assets relating to
         discontinued operation                           313,025
      Settlement of liabilities relating to discontinued
      operation                                          (347,441)
                                                      ------------- ------------

      Net cash used in investing activities              (221,059)      (92,109)
                                                      ------------- ------------

Cash flows from financing activities:
      Repayment of long-term debt                               0       (22,727)
      Proceeds from Issuance of capital stock                   0       280,000
                                                      ------------- ------------

      Net cash provided by financing activities                 0       257,273
                                                      ------------- ------------

Net  increase (decrease) in cash                         (380,809)       18,505

Cash at beginning of period                               742,067       100,997
                                                      ------------- ------------


Cash at end of period                                    $361,258      $119,502
                                                     ============= =============


Supplemental disclosure of cash flows information:

      Interest paid                                           $45       $44,257
                                                      ============= ============


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

         The Classica Group, Inc. ("The Company") and its wholly owned subsidiaries Classica Microwave Technologies, Inc. (United States) and CGTI Classica Group Technologies Italia, S.r.l. ("Classica Italy") (collectively "CMT") provide safe food solutions through its automated microwave processing systems. In addition, CMT's technologically advanced design of post packaging processing, extends refrigerated shelf life through pasteurization and permits non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is designed to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Professor Giuseppe Ruozi, the key developer of the process and one of the leading European experts in the field of microwave technology as it applies to the food industry is under a consulting contract with CMT as its Chief Technology Officer. The use of microwave technology in concert with proprietary knowledge acquired over years of research and development by Professor Ruozi gives CMT a strong position in the growing field of new and innovative processing technologies for the food industry.

          CMT expects to generate revenues in two different areas. First, the company sells microwave based processing systems for pasteurization, sterilization, sanitizing and drying of food products. This will also include a secondary market for repair and replacement parts and maintenance services. Second, the company intends to utilize its microwave application expertise to provide development services to new and existing clients. This second area will generate consulting fees, laboratory testing and laboratory rental fees.

         In October 2002, the Company sold its grated, shredded and dry cheese processing and distributing business, and in December 2002, the Company sold its Galbani(R) brand cheese and meat importing and distribution business, and discontinued the operation of its Cucina Classica Italiana, Inc. subsidiary.

         The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the financial position, results of operations, and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report (as amended August 12, 2003) for the year ended December 31, 2002.

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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2 -PER SHARE DATA
         Earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. There were outstanding at March 31, 2003 1,610,689 employee stock options and 479,333 warrants with average purchase prices of $1.1497 and $1.6554 per share, respectively. These options and warrants could potentially dilute basic earnings per share in the future should the Company achieve profitability. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred. Additionally, 770,000 shares contingently issued and placed in escrow in June, 2003 will not be included in the calculation of earnings per share while the contingency exists in accordance with paragraph 30 of SFAS 128.



NOTE 3 - Property and equipment

         Property and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for furniture and equipment and the lease term for leasehold improvements).

          Property and equipment consists of the following at March 31, 2003:


              Furniture & equipment             $656,527

              Leasehold improvements              43,067
                                               ----------

                Total cost                      $699,594

              Less accumulated depreciation
                    and amortization             (71,735)
                                               ----------

                                                $627,859
                                               ==========

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


Intangible assets consist of the following at March 31, 2003:

                  Patents                   $  1,552,328

                  Accumulated amortization      (155,233)
                                            -------------

     Intangible assets, net                 $  1,397,095
                                            =============


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

Note 6 -- SEGMENT REPORTING

         Industry segment information at March 31, 2003 and 2002 is summarized as follows:

                                                  Total Revenue               Operating Profits (Loss)
                                               2003           2002                2003          2002
                                        ---------------------------------------------------------------
     United States Operations                $     -         $ 4,361         $ (351,489)   $ (156,208)
     Italian Operations                        5,736               -            (64,981)       (7,184)
                                        ---------------------------------------------------------------
        Total Segment                          5,736           4,361           (416,470)     (163,392)
     Eliminations and other                        -               -                  -             -
     Corporate income(expenses)                    -               -           (117,202)      (94,869)
                                        ---------------------------------------------------------------
     Consolidated                            $ 5,736         $ 4,361           (533,672)     (258,261)
                                        ================================
     Interest expense                                                                 -             -
                                                                        -------------------------------
     Loss from continuing operations                                         $ (533,672)   $ (258,261)
                                                                        ===============================

                                                 Depreciation and
                      Capital Expenditures     Amortization Expense        Identifiable Assets
                     --------------------------------------------------------------------------------
                        2003        2002        2003         2002          2003           2002
                     --------------------------------------------------------------------------------
U.S. Operations        $ 165,787    $ 84,937     $ 9,564      $ 5,015      $ 674,224       $ 225,652
Italian Operations         8,137           -       8,227        7,184        269,778         301,742
Corporate                      -           -      26,284       26,287      2,071,980       1,872,167
Discontinued Op.               -           -                                  84,416           8,537
                     --------------------------------------------------------------------------------
Consolidated           $ 173,924    $ 84,937     $44,075      $38,486    $ 3,100,398     $ 2,408,098
                     ================================================================================

Item 2.  Management's Discussion and Analysis

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

         Net Revenues. Net revenues for the three months ended March 31, 2003 were $ 5,736 compared with $ 4,361 in 2002, an increase of $1,375, or 31.5%. This increase is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary. These incidental amounts consisted of: Laboratory testing fees ($5,726) and miscellaneous income ($10) in 2003; and consulting fees ($4,362) in 2002.

         Gross Profit. We generated gross operating loss of ($12,852) or (224.1%) of net revenues for 2003 versus gross profit of $4,361 for 2002. This decrease is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary. The cost of sales amounts reported in 2003 represent certain fixed manufacturing- related expenses of our Italian operation as well as the direct costs related to the testing services performed in the quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $520,820 in 2003 versus $262,622 for 2002. This represents an increase of $258,198, all of which represents start-up costs of our microwave technology subsidiary. The infrastructure that is currently in place in 2003 was not completed during the first quarter of 2002. There were non-recurring moving and start-up expenses of approximately $36,200 that were incurred during the three month period ended March 31, 2003 relating to the move from Lakewood to Sayreville in February of 2003. SG& A expenses for the period consisted of:

                                                                   Three month period ended
                                                                          March 31,
                                                                      2003        2002
                                                                ----------------------------
Employee compensation and related expenses                        $ 295,283     $ 140,522
Depreciation and amortization                                        44,075        38,486
Advertising,trade shows, travel and other selling expenses           58,960        19,549
Professional fees and other expenses of being a public company       31,375        31,281
Administrative and general expenses                                  23,238        18,624
Insurance                                                            23,479        13,725
Moving expenses                                                      36,200             -
Research and development                                              8,210           435
                                                                ----------------------------
TOTAL                                                             $ 520,820     $ 262,622
                                                                ============================

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

Plan of Operation

         More than 200 installations of microwave heat processing systems and technology have been undertaken in Europe and Japan. All but two of those installations were undertaken by OMAC, the Company from which we purchased the technology, patents and laboratory in Italy, and other entities. We have only delivered two systems, one of which is in Switzerland, and was rented for an initial period of five months, which has been extended by the customer. The second system was installed in Italy on a contingent basis subject to the customer's acceptance. After the completion of the installation the customer elected not to accept the machine, and to continue using its previous technology, which we feel is inferior to the new system. The system has been returned to our inventory for modification and sale to a new customer.

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

         We are currently negotiating with a national agency for the sale of food processing machinery located in Mississauga, Canada an exclusive agency agreement covering Canada and British Columbia. Additional international agencies are being identified and contacted

         Following our participation at the Anuga FoodTec trade show in Germany in April of 2003 we were contacted two companies from Japan and Thailand requesting to become our agent in their respective countries. We have begun working together with these companies exploring leads in their territories and expect to decide by early 2004 if either one of these two companies should become our exclusive agent in their designated territories

         In addition to selling our microwave systems, we intend to provide technical services to customers. We have two laboratories, one at our Sayreville, New Jersey location, and one in our Italy location. Our Sayreville location is also equipped with a full commercial kitchen. We have provided potential clients with access to our laboratories in the USA and Italy so that we can work with them to develop and customize new microwave heat processing applications. Some of the technical services are, and will continue to be, provided free of charge as part of our marketing efforts. Other more comprehensive research and development services are marketed and will be offered to customers for fees.

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


         (b) Reports on Form 8-K:

                  ITEM 2.  ACQUISITION OR DISPOSAL OF ASSETS

                           Related to the sale of the Company's cheese business.


                  ITEM 5.  OTHER EVENTS

                           Related to the December 13, 2002 private placement for $ 1,030,000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized




                            THE CLASSICA GROUP, INC.
                                  (Registrant)




Date:  August 13, 2003                 By:      /s/ Scott G. Halperin
                                                ---------------------
                                                    Scott G. Halperin
                                                    Chairman
                                                    Chief Executive Officer




Date:  August 13, 2003                 By:      /s/ Bernard F. Lillis, Jr.
                                                --------------------------
                                                    Bernard F. Lillis, Jr.
                                                    Chief Financial Officer
                                                    Chief Administrative Officer
                                                    Treasurer

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

Date:    August 13, 2003

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

Date:    August 13, 2003

/s/ Bernard F. Lillis, Jr.
Bernard F. Lillis, Jr.
Chief Financial Officer