Form 10QSB
period 2003-06-30
CLASSICA GROUP INC
filed 2003-08-19
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2003

        Title of Each Class                 Number of Shares Outstanding
Common Stock, $.001 par value per share             5,650,067

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                  June 30, 2003


                                     ASSETS
                                   ----------

Current Assets:
         Cash .............................................           $  280,640


         Accounts receivable ..............................               38,876


         Inventories ......................................              359,654


         Prepaid expenses .................................              219,799
                                                                      ----------


              Total current assets ........................              898,969

Property and equipment, net ...............................              770,554


Intangible assets, net ....................................            1,371,223


Other assets ..............................................              101,595
                                                                      ----------

         TOTAL   ASSETS ...................................           $3,142,341
                                                                      ==========

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                                  June 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                   LIABILITIES
                                   -----------

CURRENT LIABILITIES:

        Accounts payable ..................................          $   208,704

        Loans payable .....................................              325,000

        Accrued expenses ..................................               90,090
                                                                     -----------

          Total current liabilities .......................              623,794
                                                                     -----------

TOTAL LIABILITIES .........................................              623,794
                                                                     -----------

        STOCKHOLDERS' EQUITY
             -----------

Preferred stock
        Class A participating convertible preferred
        shares, $1 par value, stated at liquidation value,
        authorized 200 shares of which 16.5 shares are
        issued and outstanding .............................            397,898

Common stock
        Par value $.001 - 25,000,000 shares authorized, shares 5,650,067
        issued and outstanding .............................              5,650

Additional paid-in-capital .................................          5,975,658

Accumulated deficit ........................................         (3,841,155)

Accumlated other comprehensive income ......................            (19,504)
                                                                      ----------

        Total Stockholders' Equity .........................          2,518,547
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................        $ 3,142,341
                                                                     ===========

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income
                                  (Unaudited)

                                                            For the three months ended      For the six months ended
                                                              June 30,                       June 30,
                                                                2003           2002            2003            2002
                                                        ---------------------------------------------------------------
Revenue                                                      $ 63,865      $ 17,124          $ 69,601      $ 21,485
Cost of sales                                                  36,670             0            55,258             0
                                                        -----------------------------------------------------------------
Gross profit                                                   27,195        17,124            14,343        21,485
Selling, general and administrative expenses                  500,026       312,449         1,020,846       575,071
                                                        -----------------------------------------------------------------
Operating loss                                               (472,831)     (295,325)       (1,006,503)     (553,586)

Interest expense                                                8,525             0             8,525             0
                                                        -----------------------------------------------------------------
Loss from continuing operations                              (481,356)     (295,325)       (1,015,028)     (553,586)
Income (loss) from discontinued operations                          0       (20,277)          (89,398)       83,382
                                                        -----------------------------------------------------------------
Net loss before other comprehensive income                   (481,356)     (315,602)       (1,104,426)     (470,204)

Other comprehensive income:
     Foreign currency translation, net of tax effect of $0    (20,597)            0           (19,504)            0
                                                        -----------------------------------------------------------------
Comprehensive income                                       $ (501,953)   $ (315,602)     $ (1,123,930)   $ (470,204)
                                                        =================================================================


EARNINGS  PER COMMON SHARE

BASIC & DILUTED
Loss from continuing operations                               $ (0.09)      $ (0.09)          $ (0.20)      $ (0.19)
Income (loss) from discontinued operations                          -         (0.01)            (0.02)         0.03
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                      $ (0.09)      $ (0.10)          $ (0.22)      $ (0.16)
                                                        =================================================================


Weighted average shares outstanding, basic and diluted      5,223,239     3,150,900         5,187,976     2,949,538

                See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 2003 and 2002



                                                             June 30,
                                                       2003              2002
                                                     ---------------------------

Cash flows from operating activities:
     Loss from continuing operations               $ (1,015,028)     $ (553,586)
     Income(loss) from discontinued operations          (89,398)         83,382
     Foreign currency translation                       (33,356)          -
Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation and amortization                       71,071          78,520
     (Increase) decrease in accounts receivable         (24,444)        (30,808)
     Decrease in receivable from sale of
     discontinued operation                             426,819               -
     (Increase) decrease in inventories                 (62,092)        (87,687)
     (Increase) in prepaid expenses and other assets   (118,312)          5,878
     Increase in accounts payable
                                                    ----------------------------
        and accrued expenses                            134,228          49,239
                                                    ----------------------------

     Net cash used in operating activities             (710,512)       (455,062)
Cash flows used in investing activities:
                                                    ----------------------------
     Purchase of fixed assets                          (317,743)       (120,275)
     Decrease (increase) in other assets                 21,828          (9,753)
     Increase in net assets of discontinued operations  (76,497)
     Realization of assets relating to discontinued
       operation                                        397,441               -
     Settlement of liabilities relating to
       discontinued operation                          (397,441)              -
                                                       -------------------------
     Net cash used in investing activities             (295,915)       (206,525)
                                                       -------------------------
Cash flows from financing activities:
     Proceeds of loans payable                          325,000               0
     Proceeds from Issuance of capital stock            220,000         712,980
                                                       -------------------------
     Net cash provided by financing activities          545,000         712,980
                                                       -------------------------
Net  increase (decrease) in cash                       (461,427)         51,393
Cash at beginning of period                             742,067          88,385
                                                       -------------------------
Cash at end of period                                 $ 280,640       $ 139,778
                                                       =========================

Supplemental disclosure of cash flows information:
     Interest paid                                    $    -          $       -
                                                       =========================


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

         The Classica Group, Inc. ("The Company") and its wholly owned subsidiaries Classica Microwave Technologies, Inc. (United States) and CGTI Classica Group Technologies Italia, S.r.l. ("Classica Italy") (collectively "CMT") provide safe food solutions through its automated microwave processing systems. In addition, CMT's technologically advanced design of post packaging processing extends refrigerated shelf life through pasteurization and permits non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is designed to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Professor Giuseppe Ruozi, the key developer of the process and one of the leading European experts in the field of microwave technology as it applies to the food industry is under a consulting contract with CMT as its Chief Technology Officer. The use of microwave technology in concert with proprietary knowledge acquired over years of research and development by Professor Ruozi gives CMT a strong position in the growing field of new and innovative processing technologies for the food industry.

          CMT anticipates to generate revenues in two different areas. First, the company sells microwave based processing systems for pasteurization, sterilization, sanitizing and drying of food products. This will also include a secondary market for repair and replacement parts and maintenance services. Second, the company intends to utilize its microwave application expertise to provide development services to new and existing clients. This second area will generate consulting fees, laboratory testing and laboratory rental fees.

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

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at June 30, 2003.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)



NOTE 2 -PER SHARE DATA
         Earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. There were outstanding at June 30, 2003 1,610,689 employee stock options and 479,333 warrants with average purchase prices of $1.1497 and $1.6554 per share, respectively. These options and warrants could potentially dilute basic earnings per share in the future should the Company achieve profitability. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred. Additionally, 770,000 shares contingently issued and placed in escrow in June, 2003 will not be included in the calculation of earnings per share while the contingency exists in accordance with paragraph 30 of SFAS 128.


NOTE 3 - Property and equipment

         Property and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for furniture and equipment and the lease term for leasehold improvements).

          Property and equipment consists of the following at June 30, 2003:



              Furniture and equipment                                 $ 744,486

              Leasehold improvements                                     98,927
                                                                ----------------
                   Total cost                                           843,413

              Less accumulated depreciation and amortization            (72,859)
                                                                ----------------

                                                                      $ 770,554
                                                                ================

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)



NOTE 4 - Intangible Assets

         Patents, recorded at cost, are amortized over their estimated useful lives, approximating 15 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that there is no impairment of the assets at June 30, 2003.

Intangible assets consist of the following at June 30 2003:

              Patents                                $ 1,552,328

              Accumulated amortization                  (181,105)
                                                   --------------

              Intangible assets, net                 $ 1,371,223
                                                   ==============



For the years ending December 31, 2003 through 2007 the patents will be amortized at the rate of $103,489 per annum for a total amortization for the five year period of $517,245.


NOTE 5 - Loan Payable

                  On June 10, 2003 the Company executed a promissory note and security agreement and received a loan in the principal amount of $325,000 for a term of four (4) months maturing on October 10, 2003. The loan bears interest at the rate of 16% per annum, which will accrue and be payable at the maturity date together with the principal. The note is secured by a pledge of 770,000 shares of the Company's common stock which are being held in escrow by the lenders' attorney. The Company has the right to extend the maturity date of the note for a period of sixty (60) days upon payment of an extension fee of 70,000 fully registered shares, provided, that as a condition to any such extension the SEC shall have declared the registration statement relating to such shares and the shares collateralizing the note effective. The 770,000 shares contingently issued and placed in escrow will not be included in the calculation of earnings per share while the contingency exists in accordance with paragraph 30 of SFAS 128.


NOTE 6 - Discontinued Operations

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

         Operating results of Cucina Classica Italiana, Inc. for the six months ended June 30, 2002 are included in income from discontinued operations shown separately in the accompanying financial statements.

         Revenues of Cucina Classica Italiana, Inc. for the six months ended June 30, 2002 were $3,230,717. This amount is not included in Revenues in the accompanying financial statements.


Note 7 -- SEGMENT REPORTING

         Industry segment information at June 30, 2003 and 2002 is summarized as follows:


                               Total Revenue            Operating Profits (Loss)
                          ------------------------     -------------------------
                           2003           2002            2003          2002
                          ------------------------     -------------------------
United States Operations   $ 12,067        $ 7,110      $ (754,108)  $ (277,221)
   Italian Operations                       57,534        (115,942)           -
                          ------------------------     -------------------------
Total Segment                69,601          7,110        (870,050)    (277,221)
   Corporate income(expenses)     -         14,375        (136,453)    (276,365)
                          ------------------------     -------------------------
     Consolidated          $ 69,601       $ 21,485      (1,006,503)    (553,586)
                          ========================
     Interest expense                                        8,525            -
                                                       -------------------------
     Loss from continuing operations                   $(1,015,028)  $ (553,586)
                                                       =========================

                                                Depreciation and
                        Capital Expenditures     Amortization Expense        Identifiable Assets
                           2003        2002         2003        2002          2003           2002
                     -------------------------------------------------------------------------------
U.S. Operations        $ 297,526     $ 2,282      $21,617     $25,938    $ 1,038,170        $ 15,880
Italian Operations        20,217     117,993        2,276           -        487,546         301,742
Corporate                      -           -       47,178      52,582      1,616,625       2,036,205
Discontinued Op.               -           -                                                 734,822
                     -------------------------------------------------------------------------------
Consolidated           $ 317,743   $ 120,275      $71,071     $78,520    $ 3,142,341     $ 3,088,649
                     ===============================================================================

Item 2.  Management's Discussion and Analysis
         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

         Net Revenues. Net revenues for the three months ended June 30, 2003 were $ 63,865 compared with $ 17,124 in 2002, an increase of $46,741, or 273.0%.
This increase includes the sale of a reconditioned system of approximately $43,300 in the three month period ended June 30, 2003 and other incidental amounts related to the start-up of our microwave technology subsidiary including consulting fees and testing in our laboratories totaling $20,565 in 2003 and $17,124 in the same period in 2002.

         Gross Profit. We generated gross operating profits of $27,195 or 42.6% of net revenues for 2003 versus gross profit of $17,124 or for 2002. This increase is the result of the sale of the reconditioned system during the three month period ended June 30, 2003.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $500,026 in 2003 versus $312,449 for 2002. This represents an increase of $187,577, substantially all of which represents start-up costs of our microwave technology subsidiary. SG& A expenses for the period consisted of:

                                                 2003                    2002

Employee compensation and related
  expenses                                     $ 285,371               $164,534
Depreciation and amortization                     26,996                 40,034
Advertising,trade shows, travel
  and other selling expenses                      45,246                 28,400
Professional fees and other expenses
  of being a public company                       91,859                 20,184
Administrative and general expenses               32,807                 35,002
Insurance                                          6,424                 21,217
Research and development                          11,323                  3,078
                                              -------------         ------------
TOTAL                                          $ 500,026               $312,449
                                              =============         ============


         Loss from Continuing Operations. Loss from continuing operations for the three month period ended June 30, 2003 was $481,356 versus $295,325 for the same period in 2002. These amounts represent start-up costs of our microwave technologies subsidiary.

         Income Taxes. We reported no provision for Federal income taxes for the three month periods ended June 30, 2003 and 2002, as we had net losses for both years.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

         Net Revenues. Net revenues for the six months ended June 30, 2003 were $ 69,601 compared with $ 21,485 in 2002, an increase of $48,116, or 224.0%. This increase includes the sale of a reconditioned system of approximately $43,300, and other incidental amounts related to the start-up of our microwave technology subsidiary including consulting fees and fees for testing in our laboratories totaling $26,301 in 2003 and $21,485 in 2002.


         Gross Profit. We generated a gross profit of $14,343 or 20.6% of net revenues for 2003 versus gross profit of $21,485 for 2002. This decrease is insignificant as the cost of sales amounts reported in 2003 represent certain fixed manufacturing- related expenses of our Italian operation as well as the direct costs related to the testing services performed.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,020,846 in 2003 versus $575,071 for 2002. This represents an increase of $445,775 substantially all of which represents start-up costs of our microwave technology subsidiary. There were non-recurring moving and start-up expenses of approximately $36,200 that were incurred during the first quarter of 2003 relating to the move from Lakewood to Sayreville in February of 2003. SG& A expenses for the period consisted of:

                                                   Six month period ended
                                                           June 30,
                                                  2003                   2002
--------------------------------------------------------------------------------
Employee compensation and related expenses     $ 580,654               $305,056
Depreciation and amortization                     71,071                 78,520
Advertising,trade shows, travel and other
 selling expenses                                104,206                 47,949
Professional fees and other expenses of
 being a public company                          123,234                 51,465
Administrative and general expenses               56,045                 53,626
Insurance                                         29,903                 34,942
Moving expenses                                   36,200                      -
Research and development                          19,533                  3,513
                                            --------------         -------------
TOTAL                                         $1,020,846               $575,071
                                            ==============         =============


         Loss from Continuing Operations. Loss from continuing operations for the six month period ended June 30, 2003 was $(1,015,028) versus $(553,586) for the same period in 2002. These amounts represent start-up costs of our microwave technologies subsidiary.

         Income Taxes. We reported no provision for Federal income taxes for the six month periods ended June 30, 2003 and 2002, as we had net losses for both years.

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

         At June 30, 2003, the Company had a net worth of $2,518,547 compared to $2,468,219 at June 30, 2002.

         The Company has limited requirements for capital expenditures in the immediate future, except for the start-up of the CMT subsidiary for which the Company may undertake an additional private placement.

         The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At June 30, 2003 the Company had no capital leases.

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




Date:  August 19, 2003                   By: /s/ Scott G. Halperin
                                         ------------------------------
                                         Scott G. Halperin
                                         Chairman
                                         Chief Executive Officer




Date:  August 19, 2003                   By: /s/ Bernard F. Lillis, Jr.
                                         -----------------------------------
                                         Bernard F. Lillis, Jr.
                                         Chief Financial Officer
                                         Chief Administrative Officer
                                         Treasurer

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

Date:    August 19, 2003

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

Date:    August 19, 2003

/s/ Bernard F. Lillis, Jr.
--------------------------
Bernard F. Lillis, Jr.
Chief Financial Officer