Form 10KSB/A
period 2002-12-31
CLASSICA GROUP INC
filed 2003-09-04
CIK 868075

Microsoft Word 10.0.2627;U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                         Amendment No. 3 to Form 10-KSB

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

--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
             -------------------------------------------------------
                                (Title of class)

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

Transitional Small Business Disclosure Format (Check one): Yes______; No_______.

                                   Introductory Note

We are filing this Amendment to Form 10-KSB/A to include information called for by Item III of Form 10-KSB. There are revisions to certain disclosures within the document and additional (unaudited) disclosures provided in the Footnotes to Consolidated Financial Statements.

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

          In the first quarter of 2000, we formed Classica Microwave Technologies, Inc., or CMT, a Delaware corporation. Effective October 2, 2000, we acquired a testing laboratory and several patents for the microwave heat processing process business from OMAC Research, Ltd., or OMAC. The equipment and processes to which the patents relate can be used for pasteurization, sterilization, drying, and sanitizing in the food and pharmaceutical industries. OMAC had previously sold and installed more than200 microwave heat processing systems worldwide. OMAC ceased operations in 1995 and its business was dormant until 2000, when CMT purchased the equipment and patents. Our Italian subsidiary, C.G.T.I.-Classica Group Technologies Italia, S.r.l., or CGTI was formed in 2001. Since commencing operations, we have delivered two microwave heat processing systems, a one of which is in Switzerland, and was rented for an initial period of five months, which has recently been extended by the customer. The second system was installed in Italy on a contingent basis subject to the customer's acceptance. After the completion of the installation the customer elected not to accept the machine, and to continue with its previous technology, which we feel is inferior to the new system. The system has been returned to our inventory for modification and sale to a new customer.

         Going forward, our focus will be exclusively on the microwave heat processing equipment business, and revenue from this business will be our sole source of revenue.

      Microwave energy has long been used in the food industry for various applications such as cooking and defrosting. The former inability of manufacturers to control temperature uniformity limited its use as a method of insuring food safety. Our microwave heat processing systems are designed to extend refrigerated shelf life through pasteurization and to permit non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is intended to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality.

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

     Professor Giuseppe Ruozi, a key developer of microwave heat processing systems, is our Chief Technology Officer.

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

Item 3.  Legal Proceedings

         Currently, there are no material legal proceedings by or against our company or any of our subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

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

                                          2002                      2001
                                      Common Shares             Common Shares
Period                             High          Low         High         Low
------                             --------------------------------------------

January 1 - March 31             $2.3400        $1.1300     $2.6670     $1.1670

April 1 - June 30                 2.2600         1.2000      4.6670      1.8750

July 1 - September 30             1.7400         0.6000      4.6000      2.5600

October 1 - December 31           1.4900         0.8000      5.2500      1.3400




Holders
         As of March 26, 2003 there were approximately 240 holders of record of our common stock.



Dividends

         We have not paid a cash dividend on our common stock since our inception. We expect that, for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and we do expect that cash dividends will be paid. There are, however, no restrictions on the payment of dividends, either by contract or regulation.



Recent Sales of Unregistered Securities

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

Results of Operations for the Years Ended December 31, 2002 and 2001

         Net Revenues. Net revenues for the year ended December 31, 2002 were $37,451 compared with $38,382 in 2001, a decrease of $931, or 2.5%. This decrease is insignificant as the revenues in both years represent only incidental amounts related to the start-up of our microwave technology subsidiary. These incidental amounts consisted of:

                                                           Years Ended
                                                           December 31,
                                                      2002              2001
                                                 -------------------------------

Laboratory systems rental                          $ 13,158          $       -
Consulting fees                                      10,836              4,285
Laboratory testing fees                               6,209                  -
Maintenance fees-systems in operation                 4,156                  -
Interest and other miscellaneous income               3,092                443
Gain on cash collateral account (See below)               -             33,654
                                                 -------------     -------------

TOTAL                                              $ 37,451           $ 38,382
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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $1,311,412 in 2002 versus $552,285 for 2001. This represents an increase of $759,127, substantially all of which represents start-up costs of our microwave technology subsidiary. The significant costs that make up SG& A were:

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

Anticipated future activities in our education campaign:

         Communication and education campaign - On going.
                  Using CMT's general brochure and a series of specific technical brochures we provide professionals (food technologists, process engineers, etc.) at targeted potential customer companies with information about the benefits that CMT's equipment will provide to their business.

         Participation in trade shows - 2 to 3 times per year.
                  At these venues we present and demonstrate the capabilities of our technology in the most prestigious and relevant technical shows globally. In 2003 we have participated in Anuga FoodTec in Cologne, Germany (April, 2003), and will participate in IBA in Dusseldorf, Germany (October 2003) and the Worldwide Food Expo in Chicago, Illinois (November, 2003).


         Technical services to clients - On going.
                  We have begun providing microwave application development services for our clients at our new laboratory in Sayreville, New Jersey (and continue to do so at our Italian laboratory in Scandiano, Italy.) Our clients use our full commercial kitchen for the preparation of food products for testing in one of the Company's microwave heat processing systems in order to generate product samples needed by their Marketing, R&D, Quality Assurance and Operations departments in order to conduct a comprehensive due diligence of the business proposition prior to their investment in our system. Following such successful tests we also provide clients with access to our systems in their own facilities through a short-term rental of our microwave systems.


         Partnership with engineering and manufacturing companies - On going.
                  We are conducting an on-going search to identify potential partners that can enhance our competitive position and improve our total delivered cost. With the significant weakness of the dollar versus the Euro in the last year, it is much more expensive for US companies to purchase equipment manufactured in Europe. Accordingly, we are seeing qualified US equipment manufacturers to become our partners in the construction of our microwave systems in the United States for the North American market.



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

Item 7.  Financial Statements

         Response submitted as a separate section of this report commencing on page F-1.



Item 8.  Changes in and Disagreement with Accountants on Accounting and
------   --------------------------------------------------------------
           Financial Disclosure

         None


                                    Part III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons
------   ------------------------------------------------------------

         The following table sets forth information with respect to each person who serves as one of our executive officers or directors and their ages as of the date of this prospectus:

Name                             Age            Position
___________________________________________________________________________

Scott G. Halperin                41       Director, Chairman of the Board, and
                                          Chief Executive Officer
---------------------------------------------------------------------------
Bernard F. Lillis, Jr. CPA       60       Director, Chief Administrative
                                          Officer, Chief Financial Officer,
                                          Treasurer and Secretary
---------------------------------------------------------------------------
Joseph M. Greene                 60       Director
---------------------------------------------------------------------------
Alan Rubin                       34       Director
---------------------------------------------------------------------------
Harry J. Friedberg, Esq.         65       Director
---------------------------------------------------------------------------
Joseph Riemer, PhD.              54       President of Classica Microwave
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

         Joseph Riemer, Ph.D. was appointed Vice President - Corporate Development of Classica Microwave Technologies, Inc. in November, 2001 and President in June, 2002. Prior to 2001, he a Director of Global Operations Development for Pfizer in the Adams Confectionary Division from 1998 to 2001 and he was the Director, Adams R&D Process Development and Operations for Pfizer from 1998 to 1993. From 1991 to 1993, he was the Manager of R&D in the Food and Consumer Products Group for CRS Sirrine Engineers, Inc. He was the General Manager and Founder F.R.J. Foods, Ltd., a consulting firm in the field of food technology, engineering and management from 1988 to 1990. He holds a BS in Food Engineering and Biotechnology from Technion, Israel and a Ph.D. in Food science and Technology from Massachusetts Institute of Technology.

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

                           Summary Compensation Table

               Annual Compensation ($) Long-Term Compensation ($)
------------------------------------------------------------------------------------------------------------------------------------

Long-Term                                                                                              Incentive
Name and Principal                                                      Restricted    Securities      Plan Payouts  All other
Position                                       Bonus  *                 Stock Awards  underlying                    Compensation ($)
                           Year     Salary            Other Annual                     Options
                                                      Compensation
------------------------------------------------------------------------------------------------------------------------------------
Scott G.  Halperin         2002     190,008       0       12,990               0         377,526            0               0
Chairman of the Board;     2001     190,008       0       12,322               0               0            0               0
Chief Executive Officer;   2000     190,008       0       10,778               0               0            0               0

------------------------------------------------------------------------------------------------------------------------------------
Bernard F.  Lillis, Jr.    2002     160,006       0        9,009               0         302,021            0               0
Chief Administrative       2001     160,006       0        8,226               0               0            0               0
Officer;                   2000     160,006       0        7,482               0               0            0               0
Chief Financial Officer
------------------------------------------------------------------------------------------------------------------------------------
Robert Castellano,         2002     114,880       0       12,990               0               0            0               0
President Cucina           2001     106,345       0       12,322               0          25,000            0               0
Classica Italiana          2000     106,033       0       10,778               0               0            0               0
(Resigned December 27,
2002)
------------------------------------------------------------------------------------------------------------------------------------
Joseph Riemer              2002      69,231       0        8,660               0         189,783            0               0
President,                 2001           0       0            0               0               0            0               0
Classica Microwave         2000           0       0            0               0               0            0               0
Technologies, Inc.
------------------------------------------------------------------------------------------------------------------------------------

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

           Option Grants in Last Fiscal Year, Ending December 31, 2002

                                Individual Grants

Name                      Number of Securities    % of Total Options     Exercise      Expiration Date
                           Underlying Options    Granted to Employees    or Base
                                Granted             In Fiscal Year       Price ($/sh)
------------------------------------------------------------------------------------------------------
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

Giuseppe Ruozi

         On September 21, 1999, we entered into a consulting agreement with Ing. Giuseppe Ruozi, which, at this time, provides for a monthly fee of $6,000.00, plus an initial grant of options to purchase 75,000 shares of our stock, which have been vested. In addition, The agreement was initially for 3 years, but automatically renews for additional 1 year periods unless one of the parties notifies the other of his or its desire to not renew the agreement, at least 30 days prior to the expiration date of the term. Other than by expiration or termination by non-renewal, the agreement may only be terminated in the event of default by a party.

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

--------------------------------------------------------------------------------

Name of Beneficial Owner (A)   Number of Shares            Percentage
                               of Outstanding (I)
--------------------------------------------------------------------------------
Scott G. Halperin                729,150 (B)                     14.18
--------------------------------------------------------------------------------
Bernard F. Lillis, Jr.           548,950 (C)                     10.68
--------------------------------------------------------------------------------
Joseph M. Greene                  45,500 (D)                      0.90
--------------------------------------------------------------------------------
Harry J. Friedberg                60,667 (E)                      1.18
--------------------------------------------------------------------------------
Alan Rubin                        55,100 (F)                      1.07
--------------------------------------------------------------------------------
Joseph Riemer                     27,257 (G)                      0.53
--------------------------------------------------------------------------------
Michael Iaverone                 303,000                          5.89
--------------------------------------------------------------------------------
Howard Green                     400,000                          7.78
--------------------------------------------------------------------------------
All directors and executive
officers                       1,466,624                         28.54
--------------------------------------------------------------------------------
All beneficial owners          2,169,624                         42.21
--------------------------------------------------------------------------------

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

THE CLASSICA GROUP, INC.


/s/ Scott G. Halperin                                  Date:  September 4, 2003
---------------------------------
Scott G. Halperin
Chairman of the Board
Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Scott G. Halperin                         Date:  September 4, 2003
         ---------------------
         Scott G. Halperin
         Chairman of the Board
         Chief Executive Officer
         Audit Committee Member

By:      /s/ Bernard F. Lillis, Jr.                    Date:  September 4, 2003
         --------------------------
         Bernard F. Lillis, Jr.
         Chief Financial Officer
         Chief Administrative Officer
         Principal Accounting Officer
         Director

By:      /s/ Joseph M. Greene                          Date:  September 4, 2003
         --------------------
         Joseph M. Greene
         Director
         Audit Committee Member


By:      /s/ Alan Rubin                                Date:  September 4, 2003
         --------------
         Alan Rubin
         Director
         Audit Committee Member

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

Date:    September 4, 2003

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

Date:    September 4, 2003

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


EHRENKRANTZ, STERLING & CO., LLC

Livingston, New Jersey
March 27, 2003

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2002




                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash                                                          $742,067

         Accounts receivable                                             14,433

         Receivable from sale of discontinued operation                 426,819

         Inventories                                                    297,562

         Prepaid expenses                                               101,486

         Assets relating to discontinued operations                     397,441

                                                                   ------------
         TOTAL CURRENT ASSETS                                         1,979,808


Property and equipment, at cost, net                                    472,138

Intangible assets, net                                                1,422,967


Other assets                                                            123,423
                                                                  -------------

         TOTAL   ASSETS                                              $3,998,336
                                                                  -------------


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2002


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:

         Accounts payable                                             $ 106,122

         Accrued expenses                                                58,444

         Liabilities relating to discontinued operations                397,441
                                                                 ---------------

         TOTAL CURRENT LIABILITIES                                      562,007
                                                                 ---------------

TOTAL LIABILITIES                                                       562,007
                                                                 ---------------

         COMMITMENTS AND CONTINGENCIES                                       -

STOCKHOLDERS' EQUITY

         Preferred stock
         Class A participating convertible preferred shares, $1 par value, stated at liquidation value, authorized 200 shares of which 16.5
         shares are issued and outstanding.                             397,898

         Common stock
         $.001 par value, 25,000,000 shares authorized, 5,142,211
         issued and outstanding                                           5,142

         Additional paid-in-capital                                   5,756,166

         Accumulated deficit                                         (2,736,729)

         Accumulated other comprehensive income                          13,852
                                                                 ---------------

         TOTAL STOCKHOLDERS' EQUITY                                   3,436,329
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $3,998,336
                                                                 ---------------


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income

                                                               Years Ended
                                                               December 31,
                                                             2002        2001
                                                       -------------------------

Revenue                                                   $ 37,451     $ 38,382

Cost of sales                                                9,205           -
                                                       -------------------------

Gross profit                                                28,246       38,382

Selling, general and administrative expenses             1,311,412      552,285
                                                       -------------------------

Loss from continuing operations                         (1,283,166)    (513,903)
                                                       -------------------------

Discontinued operations
     Loss from operation of business segment - Deli King         -     (179,074)
     Income(loss) from operation of business segment - CCI(168,861)     294,106
     Loss from disposal of business segment - Deli King          -     (728,494)
     Income from disposal of business segment - CCI        566,351            -
                                                       -------------------------

Income (loss) from discontinued operations                 397,490     (613,462)
                                                       -------------------------

Net loss before income taxes                              (885,676)  (1,127,365)

Other comprehensive income:

   Foreign currency translation,
     net of tax effect of $-0-                              13,852           -
                                                       -------------------------

Comprehensive income                                    $ (871,824)$ (1,127,365)
                                                       -------------------------

INCOME (LOSS) PER COMMON SHARE

BASIC & DILUTED

Loss  from continuing operations                          $ (0.38)      $ (0.24)

Income (loss) from discontinued operations                   0.12         (0.28)
                                                       -------------------------


NET LOSS                                                  $ (0.26)      $ (0.52)
                                                       -------------------------

Weighted average shares outstanding, basic and diluted  3,374,437     2,168,052


                 See notes to consolidated financial statements.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                   Years Ended
                                                               December 31,
                                                            2002         2001
                                                      --------------------------
Cash Flows from operating activities:
              Net loss                                 $ (885,676)  (1,127,365)
Adjustments to reconcile net loss to net cash
         used in operating activities:
              Net assets of discontinued operations             -      637,610
              Foreign currency adjustment                  13,852            -
              Depreciation                                 46,907        9,509
              Amortization                                103,489       25,872
Changes in operating assets and liabilities
              Accounts receivable                         (98,403)     (14,443)
              Inventories                                (297,562)           -
              Prepaid expenses and other current assets   (82,699)      (3,011)
              Other assets                               (122,924)         500
              Accounts payable and accrued expenses        91,034       27,495
                                                      --------------------------
              Net cash used in operating activities    (1,231,982)    (443,833)
                                                      --------------------------
Cash flows from investing activities:
              Purchase of property and equipment         (197,046)     (48,956)
                                                      --------------------------
              Net cash used in investing activities      (197,046)     (48,956)
                                                      --------------------------
Cash flows from financing activities:
              Proceeds from issuance of common stock    2,082,710      562,682
                                                      --------------------------
              Net cash provided by financing activities 2,082,710      562,682
                                                      --------------------------
Increase in cash                                          653,682       69,893
Cash at beginning of year                                  88,385       18,492
                                                      --------------------------

Cash at end of year                                     $ 742,067     $ 88,385
                                                      --------------------------
Supplemental disclosure of cash flow information:
              Income taxes paid                                 -          240

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
                                    ================================================================================================

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         The Classica Group, Inc. ("the Company") and its wholly owned subsidiaries Classica Microwave Technologies, Inc. (United States) and CGTI Classica Group Technologies Italia, S.r.l. ("Classica Italy") (collectively "CMT") provide safe food solutions through its automated microwave processing systems. In addition, CMT's technologically advanced design of post packaging processing, extends refrigerated shelf life through pasteurization and permits non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is designed to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Professor Giuseppe Ruozi, a key developer of the process is under a consulting agreement with CMT as its Chief Technology Officer. The use of microwave technology in concert with proprietary knowledge acquired over years of research and development by Professor Ruozi gives CMT a strong position in the growing field of new and innovative processing technologies for the food industry.

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


             In October 2002, the Company sold certain assets of its grated, shredded and dry cheese processing and distributing business. In December 2002, the Company sold certain assets of its Galbani(R) brand cheese and meat importing and distribution business. See note 5.


         FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. All material intercompany transactions have been eliminated.


         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION

                  Revenue for microwave heat processing systems is recognized upon acceptance of the system by the customer after its installation in the customer's facility. In the case of the construction of a large multi-unit system for a customer the system may be broken down into sections that can be individually unconditionally accepted by the customer. In that case, revenue will be recognized upon the unconditional acceptance of a section of the system by the customer.

Revenue for technical services rendered by the Company is recognized, if on an hourly basis as the services are provided to the customer, or upon completion of the project if on a project basis.

Rental fees for the use of the Company's laboratory systems are recognized on a per diem basis as the systems are used by the customer. The customer uses these laboratory systems to test their products in order to determine the production scale system they will require to process their products. The rental charges for the use of the Company's laboratory system, whether in our facilities or the client's is to defer our costs and expenses and is not intended to be a profit center for the Company. At the present time the Company does not rent production sized systems to customers.

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

Intangible assets consist of the following at December 31, 2002:

              Patents                                $ 1,552,328

              Accumulated amortization                  (129,361)
                                                   --------------

              Intangible assets, net                 $ 1,422,967
                                                   --------------

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

Note 2 - INVENTORIES

         Inventories at December 31, 2002 consist of:

              Raw materials                                       $ 20,553
              Construction in progress                             245,934
              Used machines held for resale                         31,075
                                                               ------------

              Total inventory                                    $ 297,562
                                                               ------------
NOTE 3 - PROPERTY AND EQUIPMENT

            Property and equipment, at cost, consists of the following at December 31, 2002:


     Furniture, fixtures and equipment                           $ 525,670

     Less accumulated depreciation and amortization                (53,532)

                                                               -------------

     Fixed assets, net                                           $ 472,138
                                                               -------------
NOTE 4 - ACCRUED EXPENSES

             Accrued expenses at December 31, 2002 consist of:

     Accrued payroll                                               $ 36,558
     Other accrued expenses                                          21,886
                                                              ---------------

     Total accrued expenses                                        $ 58,444
                                                              ---------------
                                      F-11

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

              The cheese business has no further operations. However, certain assets remain, such as trade accounts receivable and some cash, and certain liabilities remain, such as trade accounts payable and certain broker commissions due on the receivables to be collected. No contingencies remain relating to the sale of the assets. Accordingly, we have recognized the sale of the assets as of December 31, 2002.


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

NOTE 12 - SEGMENT REPORTING

         Industry segment information at December 31, 2002 and 2001 is summarized as follows:
                                   Total Revenues        Operating Profits(Loss)
                                      2002      2001         2002        2001
                                --------------------- --------------------------
United States Operations            $ 4,268  $  4,728  $  (614,180) $  (118,251)
Italian Operations                   24,327         -      (18,405)           -
                                ------------------------------------------------
Total Segments                       28,595     4,728     (632,585)    (118,251)
Eliminations                              -         -            -            -
Corporate Income(expenses)            8,856    33,654     (650,581)    (395,652)
                                ------------------------------------------------

Consolidated                        $37,451  $ 38,382   (1,283,166)    (513,903)
                                 =======================

Interest expense                                                 -            -
                                                        ------------------------

Loss from continuing operations                        $(1,283,166) $  (513,903)
                                                       =========================


                                                 Depreciation and
                      Capital Expenditures     Amortization Expense        Identifiable Assets
                        2002        2001        2002         2001          2002           2001
                     --------------------------------------------------------------------------------
U.S. Operations        $ 184,889    $ 48,956     $41,515      $ 3,722    $ 1,247,560       $ 406,588
Italian Operations        12,157           -       3,729            -        442,263               -
Corporate                      -           -     105,152       31,659      1,911,072       2,059,171
Discontinued Op.               -           -           -            -        397,441       1,300,228
                     --------------------------------------------------------------------------------
Consolidated           $ 197,046    $ 48,956   $ 150,396      $35,381    $ 3,998,336     $ 3,765,987
                     ================================================================================

NOTE 13 (Unaudited)  -  SUBSEQUENT EVENTS

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