Form 10QSB/A
period 2003-06-30
CLASSICA GROUP INC
filed 2003-09-05
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

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

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

         The Classica Group, Inc. ("The Company") and its wholly owned subsidiaries Classica Microwave Technologies, Inc. (United States) and CGTI Classica Group Technologies Italia, S.r.l. ("Classica Italy") (collectively "CMT") provide safe food solutions through its automated microwave processing systems. In addition, CMT's technologically advanced design of post packaging processing extends refrigerated shelf life through pasteurization and permits non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is designed to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Professor Giuseppe Ruozi, a key developer of the process is under a consulting contract with CMT as its Chief Technology Officer. The use of microwave technology in concert with proprietary knowledge acquired over years of research and development by Professor Ruozi gives CMT a strong position in the growing field of new and innovative processing technologies for the food industry.

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




Date:  September 5, 2003                 By: /s/ Scott G. Halperin
                                         ------------------------------
                                         Scott G. Halperin
                                         Chairman
                                         Chief Executive Officer




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