Form 10QSB
period 2003-09-30
CLASSICA GROUP INC
filed 2003-11-19
CIK 868075

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934


                For the quarterly period ended September 30, 2003


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2003


          Title of Each Class                    Number of Shares Outstanding
 Common Stock, $.001 par value per share                    8,134,295

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                               September 30, 2003


                                     ASSETS
                                   -----------

Current Assets:

         Cash                                                          $660,664


         Accounts receivable                                             46,574


         Inventories                                                    370,257


         Prepaid expenses                                               228,197
                                                                     -----------


              Total current assets                                    1,305,692

Property and equipment, net                                             732,062


Intangible assets, net                                                1,345,351
                                                                     -----------


         TOTAL   ASSETS                                              $3,383,105
                                                                     ===========

         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
               Consolidated Balance Sheet (Unaudited) (continued)
                               September 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY
               ---------------------------------------------------

                                   LIABILITIES
                                 ---------------

CURRENT LIABILITIES:

         Accounts payable                                             $ 141,987

         Loans payable                                                  325,000

         Accrued expenses                                                73,370
                                                                     -----------

              Total current liabilities                                 540,357
                                                                     -----------

         TOTAL LIABILITIES                                              540,357
                                                                     -----------

                              STOCKHOLDERS' EQUITY
                         -------------------------------

         Preferred stock
             Class A participating convertible preferred shares,
             $1 par value, stated at liquidation value, authorized
             200 shares of which 16.5 shares are issued and
             outstanding.                                               397,898

         Common stock
             Par value $.001: 25,000,000 shares authorized,
             shares 8,134,295 issued and outstanding                      8,134

         Additional paid-in-capital                                   6,967,818

         Accumulated deficit                                         (4,529,340)

         Accumlated other comprehensive income                           (1,762)
                                                                     -----------

         Total Stockholders' Equity                                   2,842,748
                                                                     -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 3,383,105
                                                                     ===========


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                     For the three months    For the nine months
                                      ended September 30,    ended September 30,
                                       2003       2002        2003        2002
                                ------------------------------------------------

Revenue                             $ 18,979   $ 21,002    $ 88,580    $ 42,487
Cost of sales                              0          0      55,258           0
                                ------------------------------------------------

Gross profit                          18,979     21,002      33,322      42,487
Selling, general and
  administrative expenses            696,480    343,098   1,717,326     918,169
                                ------------------------------------------------

Operating loss                      (677,501)  (322,096) (1,684,004)   (875,682)
Interest expense                      10,684          0      19,209           0
                                ------------------------------------------------

Loss from continuing operations     (688,185)  (322,096) (1,703,213)   (875,682)
Income (loss) from discontinued
   operations                              0      7,447     (89,398)     90,829
                                ------------------------------------------------
Net loss before other
   comprehensive income             (688,185)  (314,649) (1,792,611)   (784,853)
Other comprehensive income:
     Foreign currency translation,
     net of tax effect of $-0-         3,890          0     (15,614)          0
                                ------------------------------------------------

Comprehensive income              $ (684,295)$ (314,649)$(1,808,225) $ (784,853)
                                ================================================
EARNINGS  PER COMMON SHARE
BASIC & DILUTED
Loss from continuing operations $ (0.10) $ (0.09) $ (0.30) $ (0.28) Income (loss) from discontinued
   operations                           0.00       0.00       (0.02)       0.03
                                ------------------------------------------------

Net loss                             $ (0.10)   $ (0.09)    $ (0.32)    $ (0.25)
                                ================================================

Weighted average shares
   outstanding, basic and diluted  6,663,934  3,583,778   5,685,369   3,163,274


         See notes to the consolidated financial statements (Unaudited).

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2003 and 2002


                                                             September 30,
                                                           2003           2002
                                                    ----------------------------

Cash flows from operating activities:
     Loss from continuing operations                $ (1,703,213)    $ (875,682)
     Income(loss) from discontinued operations           (89,398)        90,829
     Foreign currency translation                        (29,466)             0
Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation and amortization                       141,413        119,578
     (Increase) in accounts receivable                   (32,141)        (7,148)
     (Increase) in inventories                           (72,695)      (252,039)
     (Increase) in prepaid expenses and other assets    (126,711)       (70,172)
     Increase in accounts payable
        and accrued expenses                              50,791        193,021
                                                    ----------------------------

     Net cash used in operating activities            (1,861,420)      (801,613)
                                                    ----------------------------

Cash flows used in investing activities:
     Purchase of fixed assets                           (323,721)       114,762)
     Decrease (increase) in other assets                 123,423        (15,813)
     Realization of assets relating to
        discontinued operation                           397,441              0
     Settlement of liabilities relating to
        discontinued operation                          (397,441)             0
                                                    ----------------------------

     Net cash used in investing activities              (200,298)      (130,575)
                                                    ----------------------------

Cash flows from financing activities:
     Proceeds of loans payable                           325,000              0
     Collection of receivable from sale of
        discontinued operation                           426,819              0
     Proceeds from Issuance of capital stock           1,228,496      1,097,380
                                                    ----------------------------

     Net cash provided by financing activities         1,980,315      1,097,380
                                                    ----------------------------

Net  increase (decrease) in cash                         (81,403)       165,192

Cash at beginning of period                              742,067         88,385
                                                    ----------------------------

Cash at end of period                                  $ 660,664      $ 253,577
                                                    ============================

Supplemental disclosure of cash flows information:
     Interest paid                                         $ 404            $ 0
                                                    ============================


         See notes to the consolidated financial statements (Unaudited).


                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION

         The Classica Group, Inc. ("The Company") and its wholly owned subsidiaries Classica Microwave Technologies, Inc. (United States) and CGTI Classica Group Technologies Italia, S.r.l. ("Classica Italy") (collectively "CMT") provide safe food solutions through its automated microwave processing systems. In addition, CMT's technologically advanced design of post packaging processing, extends refrigerated shelf life through pasteurization and permits non-refrigerated shelf life through sterilization without the use of any chemical additives. The system is designed to promote food safety while reducing overall operating costs, inventory storage and delivery costs without sacrificing productivity or food quality. Engineer Giuseppe Ruozi, a key developer of the process is under a consulting contract with CMT as its Chief Technology Officer. The use of microwave technology in concert with proprietary knowledge acquired over years of research and development by Engineer Ruozi gives CMT a strong position in the growing field of new and innovative processing technologies for the food industry.

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

         The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and are necessary to fairly present the financial position, results of operations, and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A Annual Report (as amended September 4, 2003) for the year ended December 31, 2002.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances are eliminated.

         Income taxes for the interim period are based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has recorded a full valuation allowance related to the deferred tax asset at September 30, 2003.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)


Note 2 - GOING CONCERN

         The financial statements have been prepared assuming the Company will continue as a going concern. The Company has a net loss of ($1,792,611) for the nine-month period ended September 30, 2003, and has an accumulated deficit of approximately ($4,529,340) at September 30, 2003. The Company has an on-going need for additional working capital to sustain the operations of its microwave technology segment for the foreseeable future. The Company had intended to raise additional capital through short term and long term borrowings, a private placement or a public offering. Recent events, as more fully discussed below in Footnote #13 to the Unaudited Consolidated Financial Statements, have raised considerable doubt as to the Company's ability to raise additional capital through those sources and, accordingly, have also raised substantial doubt about the Company's ability to continue as a going concern.


Note 3 - INVENTORIES

         Inventories at September 30, 2003 consist of:

      Raw materials                                        $ 22,738
      Construction in progess                               290,598
      Used machines held for resale                          56,921
                                                         ------------
      Total inventory                                      $370,257
                                                         ============


NOTE 4- PREPAID EXPENSES

             Prepaid expenses at September 30, 2003 consist of:

      Security deposit                                    $ 100,000
      Prepaid taxes (Italy)                                  75,326
      Prepaid loan expense                                   20,954
      Prepaid insurance                                      17,405
      Other prepaid expenses                                 14,512
                                                         ------------

      Total prepaid expenses                              $ 228,197
                                                         ============



                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)


NOTE 5 - ACCRUED EXPENSES

             Accrued expenses at September 30, 2003 consist of:

      Accrued payroll                                      $ 50,737
      Accrued interest                                       18,805
      Other accrued expenses                                  3,828
                                                         ------------

      Total accrued expenses                               $ 73,370
                                                         ============


NOTE 6 -PER SHARE DATA

         Earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. There were outstanding at September 30, 2003 1,610,689 employee stock options and 479,333 warrants with average purchase prices of $1.1497 and $1.6554 per share, respectively. These options and warrants could potentially dilute basic earnings per share in the future should the Company achieve profitability. Diluted earnings per share do not reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares as the impact of such would be antidilutive given the net losses incurred. Additionally, 770,000 shares contingently issued and placed in escrow in June, 2003 will not be included in the calculation of earnings per share while the contingency exists in accordance with paragraph 30 of SFAS 128.


NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for furniture and equipment and the lease term for leasehold improvements).

          Property and equipment consists of the following at September 30, 2003:


      Furniture & equipment                               $ 750,464
      Leasehold improvements                                 98,927
                                                         ------------

      Total cost                                            849,391
      Less accumulated depreciation and amortization       (117,329)
                                                         ------------

                                                          $ 732,062
                                                         ============

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)



NOTE 8 - INTANGIBLE ASSETS

         Patents, recorded at cost, are amortized over their estimated useful lives, approximating 15 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that there is no impairment of the assets at September 30, 2003.

Intangible assets consist of the following at September 30 2003:

              Patents                                $ 1,552,328

              Accumulated amortization                  (206,977)
                                                   --------------

              Intangible assets, net                 $ 1,345,351
                                                   ==============


For the years ending December 31, 2003 through 2007 the patents will be amortized at the rate of $103,489 per annum for a total amortization for the five year period of $517,245.

NOTE 9 - LOAN PAYABLE

         On June 10, 2003 the Company executed a promissory note and security agreement and received a loan in the principal amount of $325,000 for a term of four (4) months maturing on October 10, 2003. The loan bears interest at the rate of 16% per annum, which will accrue and be payable at the maturity date together with the principal. The note is secured by a pledge of 770,000 shares of the Company's common stock which are being held in escrow by the lenders' attorney. The Company had the right to extend the maturity date of the note for a period of sixty (60) days upon payment of an extension fee of 70,000 fully registered shares, provided, that as a condition to any such extension the SEC shall have declared the registration statement relating to such shares and the shares collateralizing the note effective. The registration statement was declared effective September 12, 2003. On October 10, 2003 the Company exercised its right to extend the maturity date of the note for a period of 60 days (to December 9, 2003) and released 70,000 shares of the Company's common stock from escrow. In accordance with paragraph 30 of SFAS 128, the 770,000 shares contingently issued and placed in escrow were not included in the calculation of earnings per share at September 30, 2003, as the contingency existed at that time.

NOTE 10 - Revenue recognition

         Revenue is recognized when goods are shipped or in certain situations upon customer acceptance and title has passed.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition. The Company has adopted of SAB 101 and it has not had a material impact on the Company's consolidated financial position or results of operations, nor did it result in the Company reporting a change in accounting principles from its application.

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)


Note 11 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses consisted of:

                                  For the three months     For the nine months
                                   ended September 30,     ended September 30,
                                    2003        2002        2003          2002
                                ------------------------------------------------
Employee compensation
   and related expenses         $ 283,940    $155,741    $ 864,594    $ 460,797
Depreciation and amortization      70,342      41,058      141,413      119,578
Advertising,trade shows, travel
   and other selling expenses      17,299      14,752      121,505       62,701
Professional fees and other
   expenses of being a
   public company                 142,335      56,264      265,569      107,729
Administrative and general
   expenses                       122,665      44,510      178,710       98,136
Insurance                          50,132      27,831       80,035       62,773
Moving expenses                         0           0       36,200            0
Research and development            9,767       2,942       29,300        6,455
                                ------------------------------------------------

TOTAL                           $ 696,480    $343,098  $ 1,717,326    $ 918,169
                                ================================================


NOTE 12 - DISCONTINUED OPERATIONS

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

         Operating results of Cucina Classica Italiana, Inc. for the nine months ended September 30, 2002 are included in income from discontinued operations shown separately in the accompanying financial statements.

         Revenues of Cucina Classica Italiana, Inc. for the nine months ended September 30, 2002 were $4,717,054. This amount is not included in Revenues in the accompanying financial statements.

NOTE 13 - SEGMENT REPORTING

         Industry segment information at September 30, 2003 and 2002 is summarized as follows:

                                  Total Revenue         Operating Profits (Loss)
                                 2003       2002           2003          2002
                             ---------------------------------------------------

United States Operations      $ 20,468   $ 30,114   $ (1,137,955)   $ (395,250)
Italian Operations              66,804          0       (203,759)      (19,470)
                             ---------------------------------------------------

   Total Segment                87,272     30,114     (1,341,714)     (414,720)
Corporate income(expenses)       1,308     12,373       (342,290)     (460,962)
                             ---------------------------------------------------

Consolidated                  $ 88,580   $ 42,487     (1,684,004)     (875,682)
                             =====================
Interest expense                                          19,209             0
                                                  ------------------------------

Loss from continuing operations                     $ (1,703,213)   $ (875,682)
                                                  ==============================

                                                  Depreciation and
                       Capital Expenditures     Amortization Expense           Identifiable Assets
                        2003         2002        2003         2002             2003           2002
                     ---------------------------------------------------------------------------------
U.S. Operations        $ 299,245    $ 107,039     $60,396      $47,779    $ 1,497,434       $ 533,738
Italian Operations        24,476        7,723       2,989        1,032        500,362         361,376
Corporate                      0            0      78,028       70,767      1,385,309       1,909,409
                     ---------------------------------------------------------------------------------

Consolidated           $ 323,721    $ 114,762   $ 141,413    $ 119,578    $ 3,383,105     $ 2,804,523
                     =================================================================================

                    THE CLASSICA GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

NOTE 14- SUBSEQUENT EVENTS

         Change in Company Management - On October 2, 2003, the Company's then Chairman and Chief Executive Officer was arrested and charged with conspiracy to commit securities fraud. In addition, on the same day the Securities and Exchange Commission instituted public administrative and cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 ("Securities Act") and Sections 10(b) and 21C of the Securities Exchange Act of 1934 ("Exchange Act") against the Executive. As of the date hereof, the Company has no further knowledge regarding the proceedings that have been initiated against this Executive. The Company has not been charged in this matter.
         The Executive has resigned as Chairman and Chief Executive Officer of Company. Under the terms of his employment agreement the Executive will continue to receive his salary and will be indemnified for his expenses related to this matter as provided by his employment agreement, the Company by-laws and applicable State Corporation Business Law.
         The Company's Chief Financial Officer has been elected Chairman of the Board and has assumed the additional position of acting Chief Executive Officer.

         De-listing from Nasdaq SmallCap Market - On October 21, 2003 the Company requested a voluntary de-listing of its common stock from the Nasdaq SmallCap Market, effective prior to market opening on October 23, 2003
         The Company took this action because it did not believe that it would be able to satisfy Nasdaq's requirements for continued listing. As a result of the voluntary de-listing, the Company expects that its common stock will be eligible for quotation in the over-the-counter market. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices, and volume information in over-the-counter securities.

Item 2.  Management's Discussion and Analysis

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Unaudited Financial Statements and related notes, which are contained herein.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

         Net Revenues. Net revenues for the three months ended September 30, 2003 were $18,979 compared with $ 21,002 for the same period in 2002, a decrease of $2,023, or 9.63%. This includes incidental amounts related to the start-up of our microwave technology subsidiary including consulting fees and testing in our laboratories totaling $17,671 in 2003 and $8,629 in the same period in 2002.

         Gross Profit. We generated gross operating profits of $18,979 for the three months ended September 30, 2003 versus gross profit of $21,002 for the same period in 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $696,480 for the three months ended September 30, 2003 versus $343,098 for the same period in 2002. This represents an increase of $353,382 substantially all of which represents start-up costs of our microwave technology subsidiary. SG& A expenses for the period consisted of:

                                                            2003        2002
                                                        ------------------------

Employee compensation and related expenses               $ 283,940    $155,741
Depreciation and amortization                               70,342      41,058
Advertising,trade shows, travel and other
   selling expenses                                         17,299      14,752
Professional fees and other expenses of being a
   public company                                          142,335      56,264
Administrative and general expenses                        122,665      44,510
Insurance                                                   50,132      27,831
Research and development                                     9,767       2,942
                                                        ------------------------

TOTAL                                                    $ 696,480    $343,098
                                                        ========================


         Loss from Continuing Operations. Loss from continuing operations for the three month period ended September 30, 2003 was $688,185 versus $322,096 for the same period in 2002. These amounts represent start-up costs of our microwave technologies subsidiary.

         Income Taxes. We reported no provision for Federal income taxes for the three month periods ended September 30, 2003 and 2002, as we had net losses for both years.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

         Net Revenues. Net revenues for the nine months ended September 30, 2003 were $88,580 compared with $ 42,487 for the same period in 2002, an increase of $46,093, or 108.5%. This increase includes the sale of a reconditioned (used) system of approximately $43,300, and other incidental amounts related to the start-up of our microwave technology subsidiary including consulting fees and fees for testing in our laboratories totaling $43,972 in 2003 and $30,114 in 2002.

         Gross Profit. We generated a gross profit of $33,322 or 37.6% of net revenues for the nine months ended September 30 2003 versus gross profit of $42,487 for the same period in 2002. This decrease is insignificant as the cost of sales amounts reported in 2003 represent certain fixed manufacturing- related expenses of our Italian operation as well as the direct costs related to the testing services performed.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,717,326 for the nine months ended September 30, 2003 versus $918,169 for the same period in 2002. This represents an increase of $799,157 substantially all of which represents start-up costs of our microwave technology subsidiary. There were non-recurring moving and start-up expenses of approximately $36,200 that were incurred during the first quarter of 2003 relating to the move from Lakewood to Sayreville, New Jersey in February of 2003. SG& A expenses for the period consisted of:

                                                             2003        2002
                                                        ------------------------

Employee compensation and related expenses               $ 864,594    $460,797
Depreciation and amortization                              141,413     119,578
Advertising,trade shows, travel and other
   selling expenses                                        121,505      62,071
Professional fees and other expenses of being a
   public company                                          265,569     107,729
Administrative and general expenses                        178,710      98,136
Insurance                                                   80,035      62,773
Moving expenses                                             36,200           0
Research and development                                    29,300       6,455
                                                        ------------------------

TOTAL                                                   $1,717,326    $918,169
                                                        ========================


         Loss from Continuing Operations. Loss from continuing operations for the nine month period ended September 30, 2003 was $(1,703,213) versus $(875,682) for the same period in 2002. These amounts represent start-up costs of our microwave technologies subsidiary.

         Income Taxes. We reported no provision for Federal income taxes for the nine month periods ended September 30, 2003 and 2002, as we had net losses for both years.

Liquidity and Capital Resources

         The Company's sources of capital include, but are not limited to, the issuance of public or private debt, bank borrowings, capital leases and the issuance of equity securities.

         On December 13, 2002, we completed a private placement of 1,030,000 shares of our common stock and 200,000 shares issuable upon the exercise of warrants, from which we received gross proceeds of $1,030,000. The warrants are dated December 13, 2002 and expire on December 12, 2005. The exercise price is $1.00 per share. The shares of common stock issued in the transaction and those issuable upon exercise of the warrants are subject to a registration rights agreement. In accordance therewith, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission which became effective on September 12, 2003. We used the proceeds from this private placement to fund the growth of our microwave technology business.

         On June 10, 2003 the Company executed a promissory note and security agreement and received a loan in the principal amount of $325,000 for a term of four (4) months maturing on October 10, 2003. The loan bears interest at the rate of 16% per annum, which will accrue and be payable at the maturity date together with the principal. The note is secured by a pledge of 770,000 shares of the Company's common stock which are being held in escrow by the lenders' attorney. The Company had the right to extend the maturity date of the note for a period of sixty (60) days upon payment of an extension fee of 70,000 fully registered shares, provided, that as a condition to any such extension the SEC shall have declared the registration statement relating to such shares and the shares collateralizing the note effective. The registration statement was declared effective September 12, 2003. On October 10, 2003 the Company exercised its right to extend the maturity date of the note for a period of 60 days (to December 9, 2003) and released 70,000 shares of the Company's common stock from escrow. The 770,000 shares contingently issued and placed in escrow were not included in the calculation of earnings per share at September 30, 2003, in accordance with paragraph 30 of SFAS 128, as the contingency existed at that time.

         On August 19, 2003 the Company entered into an Investment Banking Agreement with Rubin Investment Group, Inc. ("RIG") of Los Angeles, California for a term of one year affective August 19, 2003. As compensation for the services to be performed under this agreement RIG was given an option to purchase one million two hundred thousand (1,200,000) shares of the Company's stock at a purchase price of forty cents ($0.40) per share. RIG exercised the option and the Company received four hundred and eighty thousand dollars ($480,000) in cash as proceeds from this transaction.

         On August 29, 2003 the Company entered into a Merger and Acquisition Advisor Agreement with Rubin Investment Group, Inc. ("RIG") of Los Angeles, California for a term of one year affective August 29, 2003. As compensation for the services to be performed under this agreement RIG was given an option to purchase six hundred thousand (600,000) shares of the Company's stock at a purchase price of seventy-five cents ($0.75) per share. By amendment to the Agreement the exercise price was reduced to fifty-eight and one-third cents ($0.5833) per share subsequent to RIG's exercise of the option and the Company received three hundred and fifty thousand dollars ($350,000) in cash as proceeds from this transaction.

         At September 30, 2003, the Company had a net worth of $2,842,748 compared to $2,537,970 at September 30, 2002.

         The Company has minimal requirements for capital expenditures in the immediate future. The Company utilizes capital leases for the acquisition of operating assets at its subsidiaries when appropriate. At September 30, 2003 the Company had no capital leases.

         The Company has a net loss of ($1,792,611) for the nine-month period ended September 30, 2003, and has an accumulated deficit of approximately ($4,529,340) at September 30, 2003. The Company has an on-going need for additional working capital to sustain the operations of its microwave technology segment for the foreseeable future. The Company had intended to raise additional capital through short term and long term borrowings, a private placement or a public offering. Recent events, as more fully discussed in Footnote #11 to the Unaudited Consolidated Financial Statements, have raised considerable doubt as to the Company's ability to raise additional capital through these measures and, accordingly, have also raised substantial doubt about the Company's ability to continue as a going concern.

         Management believes that the Company has sufficient working capital to meet the needs of its current level of operations through the beginning of 2004.

Seasonality

         The Company's business is not subject to the effects of seasonality.

 Plan of Operation

         More than 200 installations of microwave heat processing systems and technology have been undertaken in Europe and Japan. All but two of those installations were undertaken by OMAC, the Company from which we purchased the technology, patents and laboratory in Italy, and other entities. We have only delivered three systems, one of which is in Switzerland, and was rented for an initial period of five months, which has been extended by the customer. The second system was installed in Italy on a contingent basis subject to the customer's acceptance. After the completion of the installation the customer elected not to accept the machine, and to continue using its previous technology, which we feel is inferior to the new system. The system has been returned to our inventory for modification and sale to a new customer. The third system was sold and installed in Italy and has been accepted by the customer and is being paid for by the customer in accordance with the terms of the sale agreement.

         Our systems and the technology are not well known outside Europe and Japan. Our plan is to continue to promote and market our systems in Europe and Japan, and to penetrate other markets. Our goal is to generate revenues from the sale of microwave heat processing systems and the sale of technical services.

         In order to facilitate sales of our microwave systems, we have undertaken a campaign of communications and education among future users, governmental regulatory agencies and food industry professionals. We are seeking to introduce our company, our systems, and the benefits of our systems to potential users, so that we can obtain a high level of recognition and acceptance of our systems.

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

         We are having entered into an exclusive agency agreement covering Canada and British Columbia with a national agency for the sale of food processing machinery located in Mississauga, Canada. Additional international agencies are being identified and contacted

         Following our participation at the Anuga FoodTec trade show in Germany in April of 2003 we were contacted two companies from Japan and Thailand requesting to become our agent in their respective countries. We have begun working together with these companies exploring leads in their territories and expect to decide by early 2004 if either one of these two companies should become our exclusive agent in their designated territories

         In addition to selling our microwave systems, we intend to provide technical services to customers. We have two laboratories, one at our Sayreville, New Jersey location, and one in our Italy location. Our Sayreville location is also equipped with a full commercial kitchen. We have provided potential clients with access to our laboratories in the USA and Italy so that we can work with them to develop and customize new microwave heat processing applications. Some of the technical services are, and will continue to be, provided free of charge as part of our marketing efforts. Other more comprehensive research and development services are marketed and will be offered to customers for fees.

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

         We are a member of several relevant trade associations through which we promote recognition of microwave technology in general and of our unique systems in particular. Members of our staff have made presentations at various trade association meetings and seminars to acquaint the members with our unique systems.

         At the present time the design and construction of systems is carried out in Italy by our subsidiary CGTI and third parties. We are evaluating additional manufacturing capabilities in the USA, so as to be prepared for domestic construction of our systems as our sales volume develops.

Anticipated Future Growth
         CMT has a unique patented and proprietary expertise in microwave processing applications. While the technology has been in use in Europe and in Japan, with more than 200 successful installations, it is virtually unknown beyond those markets.
         CMT plans to penetrate these new markets and generate revenues from 2 distinct sources:

>>       Sales of Microwave heat processing systems.
>>       Sales of Technical Services.

         In order to facilitate sales of the company's Microwave systems, a campaign of communications and education will be undertaken among future users, government regulatory agencies and food industry professionals globally.

The objectives of this campaign are:

>> To introduce the company and the benefits of its systems to the universe of future potential users
>> To gain for these technologies a high level of recognition and acceptance.

         Concurrent with the communications and education campaign, the company will establish its direct sales force in the USA, and a network of exclusive agents worldwide to identify, negotiate and sell its equipment to clients on a global basis.
         The second revenue channel is from Technical Services. The company will provide potential clients with access to its laboratories in the USA and Italy, for the purpose of developing and customizing new processing applications. While some of these services are provided free of charge as part of the marketing efforts, other more comprehensive research and development services will be marketed and offered to clients for fees.
         The company uses its laboratories and technical staff to continuously improve current systems, and develop next generation systems.
         Beyond the efforts to sell systems to food manufacturers, the company will market itself and its capabilities through partnerships with engineering design companies, and with manufacturers of complimentary equipment, to provide future clients with "Total Delivered Solutions."

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's acting principal executive officer, who is also the Company's principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, has concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits:

         3.1      Articles of Incorporation of Registrant (A).
         3.2      Bylaws of Registrant (A).
         4.1      1998 Incentive and Non-Qualified Stock Option Plan (E).
         4.2      Amendment to 1998 Incentive and Non-Qualified Stock Option
                  Plan (D).
         4.3      Form of Warrant dated December 13, 2002 (A).
         10.1 Acquisition Agreement between Registrant and OMAC Research, Ltd. (B).
         10.2 Lease Agreement between CGTI Classica Group Technologies, Italia S.r.l. and PRAGMATA, S.r.l., dated
                  December 15, 2001 (C).
         10.3 Lease Agreement between First Industrial Development Services, Inc. and Classica Microwave Technologies, Inc. dated
                  November 13, 2002(F).
         10.4     Placement Agent Agreement (A).
         10.5     Securities Purchase Agreement (A).
         10.6     Registration Rights Agreement (A).
         10.7     Employment Agreement with Scott G. Halperin (I).
         10.8     Employment Agreement with Bernard F. Lillis (I).
         10.9     Employment Agreement with Joseph Riemer, Ph.D., (G).
         10.10    Amendment to Employment Agreement with Scott G. Halperin (G).
         10.11    Amendment to Employment Agreement with Bernard F. Lillis (G).
         10.12    Agreement with Giuseppe Ruozi (G).
         10.13    Securities Purchase Agreement, dated June 10, 2003 (H).
         10.14    Pledge and Security Agreement dated June 10, 2003 (H).
         10.15    Secured Promissory Note dated June 10, 2003 (H).
         10.16    First Amendment to Pledge and Security Agreement dated
                  June 23, 2003 (H).
         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Certain of the foregoing documents are incorporated by reference from the Registrant's filings indicated:

         (A) Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 22, 2003.
         (B) Form 8-K, filed with the Securities and Exchange Commission on April 17, 2001.
         (C) Form 10-KSB, filed with the Securities and Exchange Commission on April 1, 2002.
         (D) Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 18, 2002.
         (E) Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 12, 2002.
         (F) Form 10-KSB filed with the
         Securities and Exchange Commission on April 12, 2003.
         (G) Form 10-KSB/A
         filed with the Securities and Exchange Commission on May 19, 2003.
         (H) Registration Statement on Form SB2/A, filed with the Securities and Exchange Commission on June 24, 2003.
         (I) Form 10-KSB, filed with the Securities and Exchange Commission on March 12, 1998.

         (b) Reports on Form 8-K:

                  On September 12, 2003, we filed a current report on Form 8-K regarding an Investment Banking Agreement with Rubin Investment Group, Inc.

                  On September 12, 2003, we filed a current report on Form 8-K regarding a Merger and Acquisition Advisor Agreement with Rubin Investment Group, Inc.

                  On October 14, 2003, we filed a current report on Form 8-K regarding certain press releases issued by the Company on October 8, 9 and 10, 2003 relating to the resignation of the Company's Chairman and Chief Executive Officer.

                  On October 22, 2003 we filed a current report on Form 8-K regarding a press release reporting the Company's intent to voluntarily de-list its common stock from the Nasdaq SmallCap Market.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                            THE CLASSICA GROUP, INC.
                                                   (Registrant)




Date:  November 19, 2003                 By: /s/ Bernard F. Lillis, Jr.
                                             ---------------------------
                                                 Bernard F. Lillis, Jr.
                                                 Acting Chief Executive Officer
                                                 Chief Financial Officer